Form 10-K405
period 1998-01-03
TOMS FOODS INC
filed 1998-04-03
CIK 1048339

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
                      ANNUAL REPORT PURSUANT TO SECTION 13
                 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)
[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
      ACT OF 1934

For the fiscal year ended  January 3, 1998
                          ------------------------------------------------------

                                      -OR-

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
      EXCHANGE ACT OF 1934

For the transition period from                        to
                               ----------------------     ----------------------
Commission file Number
                      ----------------------------------------------------------

                  Tom's Foods Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         Delaware                                      58-1516963
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification
incorporation or organization                Number)

         900 8th Street, Columbus, Georgia                            31902
--------------------------------------------------------------------------------
(Address of principal executive offices)                             (Zip Code)

Registrant's telephone number, including area code   (706) 323-2721
                                                  ------------------------------

                                TOM'S FOODS INC.
             (Exact name of registrant as specified in its charter)


                  DELAWARE                                   58-1516963
          State or other jurisdiction                      (I.R.S. Employer
             of incorporation or                         Identification No.)
                organization)

                                 900 8TH STREET
                             COLUMBUS, GEORGIA 31902
                                 (706) 323-2721
    (Address, including zip code, and telephone number, including area code, of registrant's principal executive offices)

Securities registered pursuant to Section 12(b) of the Act:

     Title of each class              Name of each exchange on which registered
             None                                        None
----------------------------------         -------------------------------------

----------------------------------         -------------------------------------


Securities registered pursuant to Section 12(g) of the Act:


--------------------------------------------------------------------------------
                                (Title of class)

--------------------------------------------------------------------------------
                                (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ ] Yes [X] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]


                                     PART I

ITEM 1.  BUSINESS

         Tom's Foods is a regional snack food manufacturing and distribution company. The Company has manufactured and sold snack food products since 1925 under the widely recognized "Tom's" brand name. The Company's distribution network serves a variety of customers, including independent retailers, vending machines, retail supermarket chains, convenience stores, mass merchandisers, food service companies and military bases.

PRODUCTS AND PACKAGING

         The Company sells a wide variety of products in five principal categories: chips, sandwich crackers, baked goods, nuts and candy. The Company sells its products under the "Tom's" brand name and also manufactures products for delivery directly to national accounts and for other companies on a contract sales basis. The Company also promotes the sale of certain snack foods, confection products and hot and cold beverages of several companies for which it receives promotional allowances.


DISTRIBUTION NETWORK

         The Company's products are primarily marketed by the Company's network of distributors: (i) directly to the public through vending machines; and (ii) to retail outlets through a direct store delivery system. The Company ships freshly-made merchandise each day directly to its distributor network located throughout the United States. The network of distributors, in turn, delivers products to small or independent retail outlets and vending machines in 43 states.

         Retail Outlets. Distributor sales to independent retail outlets are made via a direct store delivery system, route drivers bring product directly into stores and provide merchandising services such as stocking and rotating products and setting displays.

         Vending Machines. Vending machines which dispense the Company's products, the majority of which are owned by the Company's independent distributors, are located principally in factories, schools, service stations, office buildings, motels and rest areas.

         Other Products. In addition to its name brand products, the Company has authorized its distributors to sell affiliated products, which are not produced by the Company but are complimentary to the Company's products and necessary from a distribution perspective to appropriately serve customers.

CONTRACT SALES AND DIRECT SALES

         The Company manufactures products for other snack food companies and large retail customers under contract packaging agreements. The Company also sells and ships selected products directly to certain retailers' warehouses.

SALES AND MARKETING

         The Company's field sales force, together with the Company's distributor development department, are responsible for sourcing, selecting and training new distributors. In addition, the field sales force assists independent distributors in developing new routes, opening new accounts, running promotions and is available to advise distributors on operational and management issues that may arise. The Company also maintains a national accounts sales organization to manage sales relationships with its chain store customers.

         The Company has an in-house marketing department. The marketing department is dedicated to: (i) developing new products, improving existing products and coordinating all packaging changes; (ii) developing and evaluating the Company's trade and consumer promotions, national accounts merchandising programs, sales aids and display equipment and distributor programs; (iii) assisting sales personnel with business reviews and forecasting; and (iv) coordinating the sales and product activities with the Company's major contract customers.

COMPETITION

         The snack food industry is highly competitive. The Company competes on the basis of overall customer satisfaction which includes price, flavor, freshness and quality. The Company's major competitors include Frito-Lay and Lance, Inc. ("Lance") both of which the Company views as "full-line" snack food competitors in the salty snack segment. The Company defines a "full-line" participant as a snack food company which has products in all the Company's major snack categories, including nuts, candy, sandwich crackers, baked goods, potato chips, corn/tortilla chips and extruded snacks, such as cheese puffs. Other industry participants such as Golden Flake Snack Foods Inc., Wise Potato Chip Co., Nabisco, and Interstate Bakeries Corporation (Dolly Madison/Hostess brands) maintain a presence in the markets served by the Company in a limited number of these product categories, such as chips or baked goods.

SOURCES AND AVAILABILITY OF RAW MATERIALS

         The principal raw materials used in the production of the Company's snack food products are: packaging materials; potatoes, nuts and other agricultural products; and flour, corn, oils, and other milled or refined products. These raw materials are generally available in adequate quantities in the open market. In most cases, there are readily available alternative suppliers for these raw materials.

GOVERNMENT REGULATION

         As a manufacturer and marketer of food items, the Company is subject to regulation by various government agencies, including the USDA and the United States Food and Drug Administration. Under various statutes and regulations, such agencies prescribe requirements and establish standards for quality and purity. The finding of a failure to comply with one or more regulatory requirements can result in a variety of sanctions, including monetary fines and/or compulsory withdrawal of products from store shelves. The Company may also be required to comply from time to time with state and local laws regulating food handling and storage.

         In addition to laws relating to food products, the Company is subject to various federal, state and local environmental laws and regulations which limit the discharge, storage, handling and disposal of a variety of substances. The Company's operations are also governed by laws and regulations relating to workplace safety and worker health, principally the Occupational Safety and Health Administration Act and regulations and applicable state laws and regulations thereunder.

         The Company believes that it is in compliance in all material respects with all presently applicable governmental laws and regulations and that the cost of administration of compliance with existing laws and regulations does not have, and is not expected to have, a material adverse impact on the Company's financial condition or results of operations.

INTELLECTUAL PROPERTY

         The Company operates under the trademark, service mark and trade name "TOM'S" and uses various marks and logos containing "TOM'S" (collectively, the "Company Marks"). The Company's products are sold under a number of trademarks. Most of these trademarks, including the widely recognized "TOM'S" brand name, are owned by the Company.

         Pursuant to distributorship agreements, distributors are granted a non-exclusive license to use certain of the Company Marks. Such distributorship agreements otherwise provide that distributors shall make no use of the Company Marks, nor engage in any program or activity, which makes use of or contains any reference to the Company, its products or the Company Marks, except with written consent of the Company.

         The Company has and will continue to maintain and vigorously defend its intellectual property rights, including policing its trademark rights by pursuing trademark infringers.

EMPLOYEES

         As of the fiscal 1997 year end, the Company had approximately 1,594 full-time employees, including 934 in the manufacturing facilities, 422 in sales and marketing and 238 in administration and support operations. None of the Company's employees are subject to collective bargaining agreements. The Company considers its employee relations to be good.

ITEM 2.  PROPERTIES

         The Company owns and operates seven plants in five states. Sandwich crackers, baked goods, nuts and candy products are produced in three plants located in Columbus, Georgia, which is also the location of the Company's headquarters (the aggregate area of the Columbus facilities is approximately 548,000 SF). Chips are manufactured in four plants located in Fresno, California (47,000 SF); Perry, Florida (111,000 SF); Knoxville, Tennessee (116,000 SF); and Corsicana, Texas (84,000 SF). The key markets in the southeastern and southwestern United States are served by the Perry, Columbus, Knoxville and Corsicana plants. The Fresno plant primarily services Arizona, California and Nevada and to a lesser extent Oregon and Washington. Products produced in Columbus are cross-docked through the Fresno shipping facility. All of the Company's facilities have sufficient additional capacity, some of which is used to package products on a contract basis for other companies. The Company also leases certain properties in connection with its field sales and Company-owned routes.

ITEM 3.  LEGAL PROCEEDINGS

         The Company is subject to litigation from time to time in the ordinary course of business. Although the amount of any liability with respect to any such litigation cannot be determined, in the opinion of management, such liability is not expected to have a material adverse effect on the Company's financial condition or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         Not applicable.

ITEM 6.  SELECTED FINANCIAL DATA

         Set forth below are certain summary historical financial data for the Company as of fiscal years 1997, 1996, 1995 and 1994, and for the period from April 25, 1993 through January 1, 1994, as well as selected historical financial data for the Company prior to the 1993 Refinancing (the "Predecessor") as of April 24, 1993 and for the period from January 3, 1993 through April 24, 1993 (See "Certain Relationships and Related Transactions"). The selected historical financial information for the Company and the Predecessor as of and for the full fiscal years and periods indicated were derived from the financial statements for the Company which were audited by Arthur Andersen LLP, independent public accountants. The summary historical financial information set forth below should be read in conjunction with the financial statements of the Company and the notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included below. Financial data of the Company subsequent to the 1993 Refinancing reflect the purchase accounting treatment of the 1993 Refinancing. Accordingly, the financial data of the Predecessor and the Company are not comparable in all material respects, since such data reflect the financial positions and results of operations of these two separate entities.

Selected historical financial data on following page.




                                PREDECESSOR
                                -----------
                                  FOR THE             FOR THE
                                PERIOD FROM         PERIOD FROM
                                  JAN. 3,            APRIL 25,
                                   1993                1993                        FISCAL YEAR ENDED
                                  THROUGH             THROUGH    --------------------------------------------------------
                                 APRIL 24,            JAN. 1,    DEC. 31,       DEC. 31,        DEC. 28,      JAN. 3,
(DOLLARS IN THOUSANDS)             1993                1994        1994           1995           1996          1998
                                   ----                ----        ----           ----           ----          ----
INCOME STATEMENT DATA:
NET SALES                       $  67,073           $149,730    $ 215,650      $ 198,340       $ 205,856     $212,648
COSTS OF GOODS SOLD               (39,675)           (88,391)    (130,774)      (125,396)       (133,624)    (131,454)
                                ---------           --------    ---------      ---------       ---------     --------
  GROSS PROFIT                     27,398             61,339       84,876         72,944          72,232       81,194
EXPENSES AND OTHER INCOME:
  SELLING AND
    ADMINISTRATIVE EXPENSES       (25,165)           (52,060)     (78,937)       (75,783)        (69,735)     (75,954)
  AMORTIZATION OF GOODWILL
    AND INTANGIBLE ASSETS            (835)            (1,051)      (1,678)        (1,678)         (1,678)      (1,792)
  OTHER INCOME, NET                   379              1,958        1,890          3,296           1,309        1,138
  RESTRUCTURING AND
    NONRECURRING CHARGES           (1,945)                --           --         (9,570)(A)      (3,793)(B)     (500) (C)
                                ---------           --------    ----------     ---------       ---------     --------
                                  (27,566)           (51,153)     (78,725)       (83,735)        (73,897)     (77,108)
                                ---------           --------    ---------      ---------       ---------     --------
  INCOME (LOSS) FROM
    OPERATIONS                       (168)            10,186        6,151        (10,791)         (1,665)       4,086
INTEREST EXPENSE, NET              (5,362)            (3,859)      (6,405)        (7,870)         (9,402)      (9,978)
                                ---------           --------    ---------      ---------       ---------     --------
  INCOME (LOSS) BEFORE
    PROVISION (BENEFIT)
    FOR INCOME TAXES               (5,530)             6,327         (254)       (18,661)        (11,067)      (5,892)
PROVISION FOR
  (BENEFIT FROM) INCOME
  TAXES                                --              2,541          500           (400)            --            50
                                ---------           --------    ---------      ---------       ---------     --------
  NET INCOME (LOSS)             $  (5,530)          $  3,786    $    (754)     $ (18,261)      $ (11,067)    $ (5,942)
                                =========           ========    =========      =========       =========     ========
OTHER DATA:
OPERATING CASH FLOW             $     932           $  3,242    $   9,372      $  (4,825)      $   8,829     $ 10,506
INVESTING CASH FLOW                (1,138)             5,259       (8,570)        (7,304)         (5,376)      (3,213)
FINANCING CASH FLOW                   (64)             1,654        1,785          7,115          (3,047)      (1,923)
EBITDA(D)                           4,091             15,849       15,588         (1,196)          6,291       13,128
ADJUSTED EBITDA(E)                  6,036             15,849       15,588          8,374          10,084       13,628
CASH INTEREST EXPENSE(F)            3,323              5,365        7,002          6,765           2,512        2,566
DEPRECIATION AND
  AMORTIZATION                      4,259              5,663        9,437          9,595           7,956        9,042
CAPITAL EXPENDITURES                1,794              4,625        9,006          7,304           5,798        3,419
RATIO OF ADJUSTED EBITDA
  TO NET INTEREST EXPENSE(G)         1.13X              4.11X        2.43X          1.06X           1.07X        1.37X
RATIO OF ADJUSTED EBITDA
  TO CASH INTEREST EXPENSE(G)        1.82               2.95         2.23           1.24            4.01         5.31
RATIO OF EARNINGS TO FIXED
  CHARGES(H)(I)                        --               1.85           --             --              --         0.48
BALANCE SHEET DATA
  (AS OF END OF PERIOD):
WORKING CAPITAL (DEFICIT)       $(129,374) (J)      $ 14,455    $  13,161      $ (11,565)      $   7,362     $ 12,792
TOTAL ASSETS                      145,559            161,629      162,403        138,500         139,790      141,045
TOTAL DEBT                        136,845             72,906       70,054         75,297          88,981       70,324
CLASS A PREFERRED STOCK                --                 --           --             --              --        7,167
TOTAL SHAREHOLDERS'
  (DEFICIT) EQUITY                (57,652)            46,601       45,130         27,586          16,519       32,832

Footnotes on following page.

Footnotes from previous page.

(a) During 1995, the Company recorded restructuring and non-recurring charges totaling $9.6 million. The charges included the following: (i) a non-recurring charge related to the reorganization of and reduction in workforce and the administrative and sales functions ($4.2 million); (ii) write-off of certain impaired assets ($8.6 million); (iii) a restructuring charge related to its distribution system ($6.5 million); and (iv) the reversal of the remainder of a prior restructuring reserve originally established in 1991 ($9.7 million). See Note 2 of Notes to Financial Statements included in Exhibit 14(a).

(b) In 1996, the Company recorded a non-recurring charge ($3.8 million) for expenses associated with the refinancing of the Company's debt. See the Liquidity and Capital Resources section under Item 7.

(c) In 1997, the Company recorded a non-recurring charge ($500,000) for expenses associated with the refinancing of the Company's debt. See Note 4 of Notes to Financial Statements included in Exhibit 14(a).

(d) Earnings before interest, taxes, depreciation and amortization ("EBITDA") represents the sum of income (loss) before income taxes plus interest expense, depreciation and amortization. EBITDA is a widely accepted measure of a Company's ability to incur and service debt, to undertake capital expenditures, and to meet working capital requirements. EBITDA is not a measure of financial performance under generally accepted accounting principles ("GAAP") and should not be considered an alternative either to net income as an indicator of the Company's operating performance or as an indicator of the Company's liquidity.

(e) "Adjusted EBITDA" is EBITDA excluding restructuring and non-recurring charges of $1.9 million for the period from January 3, 1993 through April 24, 1993, $9.6 million for fiscal 1995, $3.8 million for fiscal 1996 and $500,000 for fiscal 1997.

(f) Cash interest expense is net interest expense less amounts not paid in cash for the period indicated including, among other things, interest accrued on the TFH Debt of $7.8 million in fiscal 1996 and $6.4 million in fiscal 1997.

(g) Ratio of Adjusted EBITDA to interest expense or cash interest expense represents Adjusted EBITDA divided by net interest expense or cash interest expense.

(h) For the purpose of computing the ratio of earnings to fixed charges, "earnings" consists of operating income (loss) before income taxes plus fixed charges, and "fixed charges" consists of net interest expense and the portion of rental expense deemed representative of the interest factor of $300,000 for the period from January 3, 1993 through April 24, 1993, $600,000 for the period from April 25, 1993 through January 1, 1994, $1.0 million for fiscal 1994, $900,000 for fiscal 1995, $800,000 for fiscal 1996 and $1.4 million for fiscal 1997.

(i) The deficiency of the earnings to fixed charges was $5.5 million, $700,000, $18.3 million, and $11.1 million for the period from January 3, 1993 through April 24, 1993, for the years ended December 31, 1994, December 30, 1995 and December 28, 1996, respectively.

(j) Includes debt classified in current liabilities of $136.0 million at April 24, 1993.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

         FISCAL YEAR ENDED JANUARY 3, 1998 COMPARED TO FISCAL YEAR ENDED DECEMBER 28, 1996

         The following table sets forth certain historical income statement data for the periods indicated derived from the Company's statements of operations expressed in dollars and as a percentage of net sales.


                                                                                FISCAL YEAR ENDED
                                                                                -----------------
                                                           December 28, 1996                       January 3, 1998
                                                         ---------------------                  ---------------------
                                                                         (DOLLARS IN THOUSANDS)
Net sales                                                 $205,856       100.0%                 $212,648        100.0%
Cost of goods sold                                        (133,624)      (64.9)                 (131,454)       (61.8)
                                                         ---------     -------                  --------        -----
  Gross profit                                              72,232        35.1                    81,194         38.2
Selling and administrative
  expenses                                                 (69,735)      (33.9)                  (75,954)       (35.7)
Amortization of goodwill and
  intangible assets                                         (1,678)       (0.8)                   (1,792)        (0.8)
Other income (expense)                                       1,309         0.6                     1,138          0.5
Restructuring and non-recurring
  charges                                                   (3,793)       (1.8)                     (500)        (0.3)
                                                         ---------     --------                 --------       -------
  Income (loss) from operations                             (1,665)       (0.8)                    4,086          1.9
Interest expense, net                                       (9,402)       (4.6)                   (9,978)        (4.7)
                                                         ---------     --------                 --------        -----
  Loss before income taxes                                 (11,067)       (5.4)                   (5,892)        (2.8)
Provision (benefit) for income
  taxes                                                          0         0.0                        50          0.0
                                                         ---------     -------                  --------        -----
  Net loss                                               $ (11,067)      (25.4)%                $ (5,942)        (2.8%)
                                                         =========     =======                  ========        =====
Adjusted EBITDA                                          $  10,084         4.9%                 $ 13,628          6.4%
Depreciation and amortization                                7,956         3.9%                    9,042          4.3%

         Net Sales

         Net sales for fiscal 1997 were $212.6 million, an increase of $6.7 million or 3.3%, compared to $205.9 million reported for the 1996 comparable period. The sales increase was due to higher sales to distributors, retail accounts, and contract customers.

         Gross Profit

         Higher net sales were a large contributor to the increase in gross profit to $81.2 million, or 38.2% of net sales, for fiscal 1997 from $72.2 million, or 35.1% of net sales, for the comparable 1996 period. Positive raw material purchase price variances and more efficient manufacturing operations were also contributors.

         Selling and Administrative Expenses

         Selling and administrative expenses increased $6.2 million, or 8.9%, for fiscal 1997 compared to the comparable 1996 period. This increase is due to:
(i) higher promotion expenses consistent with the higher sales volume; (ii) higher selling and administrative expenses, primarily relating to increased incentive-based compensation and an enlarged marketing staff; and (iii) increased route operating expenses as the average number of Company-owned and operated routes increased.

         Amortization of Goodwill and Intangible Assets

         Goodwill and intangible assets arose during the acquisition of the Company in May 1993. The Company has attributed the goodwill and intangible assets to its distribution system, an assembled staff, various trademarks and goodwill. These items are being amortized using the straight-line method over their estimated useful life. The amortized expense for both fiscal 1997 and 1996 was $1.7 million in each period.

         In connection with the October 1997 Offering, the Company incurred $3.5 million in fees and expenses which were capitalized and are being amortized over the life of the Notes. As of January 3, 1998, the accumulated amortization of these costs equals approximately $115,000.

         Other Income (Expense)

         Other income (expense) decreased $171,000 for fiscal 1997 over the comparable period in 1996 due to lower commission income derived from the sales of affiliated products manufactured by others as the Company de-emphasized this business segment.

         Restructuring and Non-recurring Charges

         In fiscal 1997, the Company recorded a non-recurring charge of $500,000 for expense associated with the October 1997 Offering. In fiscal 1996, the Company recorded $3.8 million in non-recurring transaction costs directly associated with the refinancing of certain of its long-term debt obligations and the securing of a senior loan facility which included a working capital line of credit. See "Certain Relationships and Related Transactions".

         Adjusted EBITDA

         Reported EBITDA for fiscal 1997 was $13.1 million including a non-recurring charge of $500,000 for expenses associated with the October 1997 Offering which, if added back, produces an Adjusted EBITDA (exclusive of the non-recurring charge) of $13.6 million. Similarly, a non-recurring charge of $3.8 million was incurred in fiscal 1996 for the costs of the Company's refinancing transaction which, if added back to the fiscal 1996 EBITDA of $6.3 million, produces an Adjusted EBITDA of $10.l million. Comparing the two years, fiscal 1997 Adjusted EBITDA of $13.6 million increased 34.7% over fiscal year 1996 Adjusted EBITDA of $10.1 million.

         Interest Expense

         Interest expense, net of interest income, increased to $10.0 million for fiscal 1997 from $9.4 million for fiscal 1996 as a result of higher outstanding loan balances and an increase in interest rates relative to certain debt obligations refinanced in August 1996. Average outstanding borrowings for fiscal 1997 were $90.2 million, with an average effective interest rate of 11.2%, an increase of $9.5 million and a decrease of 0.5 percentage points, compared to $80.7 million of average outstanding borrowings and an average effective interest rate of 11.7% for fiscal 1996. See "Certain Relationships and Related Transactions".

         Provision for Federal and State Income Taxes

         For fiscal 1997 and 1996, the Company estimated that it would have no Federal tax obligation due to loss carryforwards from prior years, however, the Company did provide for certain state income and franchise tax obligations in both years. The Company has a net operating loss carryforward of approximately $50.0 million which begins to expire in fiscal 2009.

         Net Loss

         As a result of the above, the Company recorded a net loss for fiscal 1997 of $5.9 million, compared to a net loss of $11.1 million for the comparable 1996 period.

         FISCAL YEAR ENDED DECEMBER 28, 1996 COMPARED TO FISCAL YEAR ENDED DECEMBER 30, 1995

         The following table sets forth for the periods indicated certain historical income statement data derived from the Company's statements of operations expressed in dollars and as percentage of net sales.

                                                                              FISCAL YEAR ENDED
                                                                              -----------------
                                                          December 30, 1995                   December 28, 1996
                                                          -----------------                   -----------------
                                                                           (DOLLARS IN THOUSANDS)
Net sales                                               $ 198,340       100.0%              $ 205,856       100.0%
Cost of goods sold                                       (125,396)      (63.2)               (133,624)      (64.9)
                                                        ---------      ------               ---------      ------
  Gross profit                                             72,944        36.8                  72,232        35.1
Selling and administrative
  expenses                                                (75,783)      (38.2)                (69,735)      (33.9)
Amortization of goodwill and
  intangible assets                                        (1,678)       (0.9)                 (1,678)       (0.8)
Other income (expense)                                      3,296         1.7                   1,309         0.6
Restructuring and non-recurring
  charges                                                  (9,570)       (4.8)                 (3,793)       (1.8)
                                                        ---------      ------               ---------      ------
  Income (loss) from operations                           (10,791)       (5.4)                 (1,665)       (0.8)
Interest expense, net                                      (7,870)       (4.0)                 (9,402)       (4.6)
                                                        ---------      ------               ---------      ------
  Loss before income taxes                                (18,661)       (9.4)                (11,067)       (5.4)
Provision (benefit) for income
  taxes                                                     (400)        (0.2)                      0           0
                                                        ---------      -------              ---------      ------
  Net loss                                              $ (18,261)       (9.2)%             $ (11,067)      (25.4)%
                                                        =========      ======               =========      ======
Adjusted EBITDA                                         $   8,374         4.2%              $  10,084         4.9%
Depreciation and amortization                               9,595         4.8                   7,956         3.9

         Net Sales

         Net sales increased 3.8%, or $7.6 million, to $205.9 million in fiscal 1996 from $198.3 million in fiscal 1995. Sales to distributors were down slightly but were more than offset by higher sales to contract customers.

         Gross Profit

         Gross profit for fiscal 1996 decreased slightly to $72.2 million, or 35.1% of net sales, from $72.9 million, or 36.8% of net sales, for fiscal 1995 due to changes in product mix.

         Selling and Administrative Expenses

         Selling and administrative expenses decreased by more than $6.0 million, or 8.0%, to $69.7 million in fiscal 1996 from $75.8 million in fiscal 1995 largely due to the reorganization of the sales and management functions in 1995 and aggressive cost reduction programs.

         Amortization of Goodwill and Intangible Assets

         Goodwill and intangible assets arose during the acquisition of the Company in May 1993. The Company has attributed the goodwill and intangible assets to a distribution system, an assembled staff, various trademarks and goodwill. These items are being amortized using the straight-line method over their estimated useful life. The amortized expense for fiscal 1996 and 1995 was $1.7 million in each period.

         Other Income (Expense)

         Other income (expense) decreased $2.0 million from $3.3 million in fiscal 1995 to $1.3 million in fiscal 1996. This decrease was primarily due to the drop in franchise fees and related vending machine rental income that occurred with the curtailment of the Company's modified single-route franchising program at the end of 1995.

         Restructuring and Non-recurring Charges

         In fiscal 1996, the Company recorded $3.8 million in non-recurring transaction costs directly associated with the refinancing of certain of its long-term debt obligations and the securing of a senior loan facility which included a working capital line of credit.

         In recent years, the Company has twice modified its strategy with regard to its distribution system. Traditionally, the Company's distribution system has been an independent single and multi-route distribution system. In 1991, the Company began supplementing its traditional distribution system with a modified independent single-route distribution strategy. This strategy included the purchase of certain multi-route distributors, the termination of certain non-performing multi-route distributors and implementing new modified single-route distributors to fill perceived voids and supplement the traditional distribution system. In connection with the modified supplemental single-route distribution strategy, the Company recorded a restructuring reserve of $29.9 million (the "1991 Reserve") which is discussed more fully below. At no time did the Company actually have more than 360 of these supplemental single-route distributors (out of a total of approximately 2,400 routes) which represented less than 15% of the total routes in the distribution system at any time.

         In 1995, the Company assembled a new management team which determined that the modified single-route distribution strategy was not a strategy the Company should continue to pursue. At that time, new management determined that the Company would not continue the modified single-route distribution strategy and would encourage modified single-route distributors to become multi-route distributors or traditional single route distributors. As a result, in 1995, the Company reversed the remainder of the 1991 Reserve (which at that time was $9.6 million) and established a new reserve of approximately $6.5 million (the "1995 Reserve") to assist in converting the modified single-route distributors to multi-route distributors or traditional single route distributors. The 1995 Reserve is described more fully below. None of the 1995 Reserve was remaining at January 3, 1998.

         In 1991 and in connection with the modified single-route distribution strategy, the Company recorded the 1991 Reserve which represented the expenses related to the purchase of some distributorships, assumption of certain distributor liabilities, bad debts, losses from the temporary operation of Company-owned routes, and additional expenses. In 1991, the Company underestimated the costs of fully implementing the modified single-route distribution strategy. These costs included personnel and related costs for sales, accounting and administrative staff, warehouse space, marketing costs, legal costs, and increased bad debt costs. As a result, the Company utilized $20.2 million of the 1991 Reserve in fiscal 1991, 1992, 1993, 1994 and 1995. In fiscal 1994 and 1995, the Company utilized approximately $6.5 million and $2.6 million, respectively, of the 1991 Reserve leaving a remaining reserve of approximately $9.6 million at December 30, 1995.

         In 1995, the Company's new management team noted that the Company was spending significant capital supporting the modified supplemental single-route distributor program that represented a very small portion, in number of routes and dollars contributed, of its distribution system. Therefore, in 1995, the Company reversed the remainder of the 1991 Reserve of $9.6 million and established a new reserve of approximately $6.5 million (the "1995 Reserve") to purchase available modified single-route distributors to develop these into multi-route distributors and traditional single route distributors. Management determined that the multi-route distributors and traditional single route distributors would benefit the Company by reducing the administrative sales staff necessary to support the modified single-route distributors, decreasing needed warehouse space for the delivery of goods and decreasing bad debt expense as a direct result of having more stable and qualified distributors. Management commenced in 1995 to take steps to develop a specific plan involving the identification of the routes to become traditional single route distributors or to become part of multi-route distributors in 1995, 1996 and 1997. Management determined that the receivables related to modified single route distributors was the only substantial incremental cost of converting the modified single route distributors. Therefore, the costs included in the 1995 Reserve primarily related to legal and bad debt costs associated with the purchase of available modified single-route distributors or termination of non-performing modified single route distributors, some of which was required under recourse provisions with the financial institution to whom the Company had sold certain receivables. In fiscal 1996, the Company utilized approximately $3.1 million of the 1995 Reserve resulting in an ending balance of approximately $3.4 million at December 28, 1996. For the year ended January 3, 1998, the Company utilized all of the remainder of the reserve.

         In addition to the establishment of the 1995 Reserve, the Company recorded several non-recurring charges in 1995 totaling approximately $12.8 million. These non-recurring charges were associated with the changes made in the sales and administrative staff as well as changes in certain product lines produced by the Company. The non-recurring items included the following:

         1. The payment of early retirement and severance benefits of approximately $3.7 million. The new management team determined that the sales and administrative functions of the Company could be streamlined and simplified. As a result, the Company offered an early retirement option to eligible employees and completed severance agreements with others. Substantially all the payments were made to individuals prior to December 30, 1995.

         2. The write off of certain assets related to the restructuring of the sales force of approximately $4.9 million. The new management team determined that the sales function had outgrown the necessary levels to service the core distribution system. Therefore, in addition to and as a result of reducing headcount, the value of several assets was either impaired or eliminated. These assets primarily related to a computer system of approximately $2.7 million that was being developed to track reporting for single-route distributors. The system was not functional for multi-route distributors and consequently, further development was curtailed and the system was never completed. Also, certain field assets including sales office furniture and vehicles and warehouses of approximately $2.2 million were eliminated.

         3. The write off of certain display equipment and packaging for a discontinued "low-fat, no-fat" product line of approximately $4.1 million. In the fourth quarter of 1995, the Company completed an analysis noting that these product lines were not widely accepted among the Company's core customers. Therefore, management made a decision to eliminate a significant number of these products from its product line. The packaging write off of approximately $1.4 million related to pre-purchased inventory for certain "low-fat, no fat" products that were not accepted by the market. The display equipment related primarily to equipment purchased specifically for the discontinued products of approximately $2.6 million.

         Adjusted EBITDA

         Reported EBITDA for fiscal 1996 was $6.3 million including a non-recurring charge of $3.8 million for refinancing transaction costs which, if added back, produces an Adjusted EBITDA (exclusive of the non-recurring charge) of $10.1 million. Similarly, a non-recurring restructuring charge of $9.6 million was incurred in fiscal 1995 for the costs of the Company's reorganization efforts which, if added back to the fiscal 1995 EBITDA loss of $1.2 million, produces an Adjusted EBITDA of $8.4 million. Comparing the two years, fiscal 1996 Adjusted EBITDA of $10.1 million increased 20.4% over fiscal 1995 Adjusted EBITDA of $8.4 million.

         Interest Expense

         Interest expense, net of interest income, increased to $9.4 million for fiscal 1996 from $7.9 million for fiscal 1995 as a result of higher outstanding loan balances and an increase in interest rates relative to certain debt obligations refinanced in August 1996. Average outstanding borrowings for fiscal 1996 were $80.7 million, with an average effective interest rate of 11.7%, an increase of $8.2 million and 0.8 percentage points, compared to $72.5 million of average outstanding borrowings and an average effective interest rate of 10.9% for fiscal 1995. See "Certain Relationships and Related Transactions".

         Provision for Federal and State Income Taxes

         Due to net operating loss carryforwards from prior years, the Company estimated that it would have no income tax liability for fiscal 1996. The Company recorded an income tax benefit of $400,000 in fiscal 1995.

         Net Loss

         As a result of the above, the Company recorded net loss of $11.1 million (including $3.8 million in non-recurring refinancing costs) for fiscal 1996 as compared to a net loss of $18.3 million (including $9.6 million in non-recurring restructuring costs) reported in fiscal 1995.

         Liquidity and Capital Resources

         In 1996, the Company substantially refinanced its long-term debt obligations. In connection with the 1996 refinancing, the Company entered into a $29.0 million senior loan facility with Congress Financial Corporation ("Congress"), which included a $9.0 million term loan facility, a $3.0 million equipment line of credit, and a $17.0 million revolving line of credit (collectively, the "Congress Debt"). The Company borrowed $9.0 million of Congress Debt and used other available cash to make a $10.0 million payment on certain existing long-term debt obligations to a group of lenders agented by Canadian Imperial Bank of Commerce (the "CIBC Debt"). The repayment reduced the outstanding balance under the CIBC Debt from $62.3 million to $52.3 million. The Company also had $8.8 million of outstanding long-term debt (the "MassGeneral Debt") which included $1.3 million in accrued interest (which was subsequently paid to TFH Corp. ("TFH")). As part of the 1996 Refinancing, the CIBC Debt and the MassGeneral Debt were sold to TFH and the terms of the CIBC Debt and MassGeneral Debt were modified to subordinate this debt to the Congress Debt, defer payments of principal and interest owing thereon and increase the interest rate to 13% per annum. In addition, the stockholders of TFH caused letters of credit to be posted in the aggregate original face amount of $10.0 million to replace a $10,000,000 letter of credit previously posted by the Company in connection with its industrial development revenue bonds. In connection with the 1996 Refinancing, the TFH Stockholders assigned their reimbursement rights against the Company under the letters of credit to TFH and TFH agreed to subordinate its rights to Congress. TFH waived any rights or claims to reimbursement by the Company in connection with such TFH Stockholders' letters of credit through December 31, 2005 and has subordinated its rights to reimbursement to the Congress Debt. Thereafter, subject to the terms of the subordination, the Company would have been obligated to reimburse TFH for any draws which are made on the TFH Stockholders' letters of credit.

         In 1996, the Company also refinanced certain indebtedness under guarantee obligations to STI Credit Corporation (the "STI Debt") to limit payments of interest and principal on the STI Debt to $600,000 annually through August 1999. At the end of such period, any outstanding guarantee obligation of the Company was to be amortized over 50 months plus interest. Interest accrued on such indebtedness at the higher of 1.5% over the prime rate or 2.0% over LIBOR.

         On October 14, 1997, the Company issued (the "Offering") $60 million of its 10.5% Senior Secured Notes (the "Notes") due November 1, 2004. The proceeds of the Offering were primarily used to pay certain of the Company's long-term debt obligations. The amounts repaid with the proceeds of the Offering included $40 million to TFH as a payment of the purchased CIBC Debt, $8.3 million to Congress to repay the term portion of the Congress Debt and the MassGeneral Debt, and $10 million to satisfy the STI Debt. After the Offering, the remaining portion of the CIBC Debt and MassGeneral Debt, including accrued interest thereon, was converted to $7 million of Class A preferred stock and $21.8 million of Class B preferred stock which is held by TFH.

         The Notes are secured by a first lien on and security interest in substantially all of the assets and properties owned by the Company, except those that are security for other debt obligations. The indenture governing the Notes has certain covenants including, without limitation, covenants limiting the incurrence of additional indebtedness, assets sales, investments, restricted payments and liens. Except in certain circumstances, the Company may not redeem the Notes prior to November 1, 2001, and following that date, the Company may redeem the Notes in whole or in part at redemption prices, as defined. In connection with the Offering, the Company incurred $3.5 million in fees and expenses which were capitalized and are being amortized over the life of the Notes. As of January 3, 1998, the accumulated amortization of these costs equaled approximately $115,000.

         The revolving loan is secured by a first lien on and security interest in the inventory and receivables of the Company and certain related Collateral. Interest is payable on the revolving loan from Congress at a rate of 1.375% above the prime rate of interest. The maximum borrowing amount under the revolving loan (including the letter-of-credit accommodations) is $17 million. Standby letters of credit relating to insurance coverage and inventory purchases outstanding under the revolving loan as of January 3, 1998 and December 28, 1996 were $2.8 million and $3.0 million, respectively. For the year ended January 3, 1998, the weighted average interest rate under the revolving loan was 9.7%.

         The revolving credit agreement matures August 30, 1999 and contains a provision for the extension of the maturity date for up to two one-year periods upon the agreement of both the Company and Congress. The agreement requires the Company to maintain certain financial ratios relating to working capital and tangible net worth, as defined. The agreement also contains certain other covenants including, but not limited to, paying dividends, incurring additional indebtedness, certain investment activities, and capital expenditures. As of January 3, 1998, the Company was in compliance with all financial ratios and restrictive covenants.

         As of January 3, 1998, the Company had $60 million in Notes outstanding and a $17 million revolving line of credit with Congress (of which $2.8 million was outstanding in the form of letters of credit). The Company also had $10 million outstanding under certain industrial development revenue bonds related to its plants located in Florida and Tennessee. The industrial development revenue bonds are secured by certain real property and equipment of the Company and are due in various amounts through 2009 at fixed interest rates ranging from 6 1/2% to 6 3/4% per annum. In addition, the Company finances certain purchases of peanut inventory through a financing arrangement with Golden Peanut Corporation.

         The Company's cash flow requirements are for working capital, capital expenditures and debt service. The Company has met its liquidity needs to date through internally generated funds and a revolving line of credit. As of January 3, 1998, the Company had no outstanding loans under the revolving line and had $8.5 million in borrowing availability thereunder.

         The Company's working capital improved to $12.8 million as of January 3, 1998 from $7.4 million in the same period in 1996. Additionally, as a result of the 1996 Refinancing and the overall improvement in the Company's operations, the Company's working capital improved to $7.4 million at December 28,1996 from $4.6 million at December 30, 1995 (after reclassification for fiscal 1995 of a revolving loan of $8.0 million and the current portion of long-term debt of $8.1 million both due as part of the CIBC Debt, both of which were refinanced as long-term debt in August 1996).

         Net cash provided by operating activities was $10.5 million for fiscal 1997 as compared to $8.8 million for fiscal 1996. This was primarily due to stronger operating performance coupled with a progressive working capital management program and an increase in accrued liabilities, primarily interest related to the TFH Debt. Net cash provided (used) by operating activities was $8.8 million and ($4.8) million for fiscal 1996 and 1995, respectively. The improvement in 1996 operating cash flow was driven by lower inventory of $300,000, a reduction in other assets of $2.7 million, an increase in accounts payable of $4.7 million, and an increase in other liabilities of $5.0 million. The reduction in other assets, which included assets such as route trucks and hand held computers previously held for resale, was driven by the reclassification of these assets as long-term. The $5.0 million increase in other liabilities was primarily a result of accrued interest due to TFH. These improvements were partially offset by an increase in accounts receivable of $4.5 million which is attributed to an increase in contract sales and national accounts business, both of which have longer payment terms than distributor business.

         Capital expenditures were $3.4 million, $5.8 million and $7.3 million in fiscal 1997, 1996 and 1995, respectively. For fiscal 1997, 1996 and 1995, respectively, the Company spent $3.2 million, $3.7 million (including the installation of the pretzel manufacturing line) and $3.8 million on its manufacturing facilities and $200,000, $2.1 million, and $3.5 million on distributor acquisitions and distribution equipment. The Company also utilizes operating leases for capital equipment, primarily for over the road trucks and trailers, route delivery trucks used on Company-owned routes and passenger vehicles. All operating leases are treated as operating expenses and their cash flow impact is reflected in cash flows from operating activities.

         Net cash provided (used) by financing activities was ($1.9) million, ($3.0) million and $7.1 million for fiscal 1997, 1996 and 1995, respectively. In fiscal 1997, the Company sold $60.0 million of Senior Secured Notes to fund repayment of $40.0 million to TFH, $8.3 million to Congress and $10.0 million to STI. In fiscal 1996, as part of the 1996 Refinancing, the Company borrowed $9.0 million in Congress Debt to fund repayment of a portion of the CIBC Debt and also expended $2.1 million to fund transaction costs relating to the refinancing. In fiscal 1995, the Company borrowed $8.9 million of which $8.0 million came from its CIBC Debt, made loan repayments of $4.2 million, and sold $2.4 million in recourse receivables to STI under a program that was subsequently discontinued. The Company did not pay dividends for fiscal years 1997, 1996, 1995, or 1994.

         The Company believes that internally generated funds, financing arrangements with Golden Peanut and amounts which will be available to it revolving line of credit are and will continue to be sufficient to satisfy its operating cash requirements and planned capital expenditures.

CAUTIONARY STATEMENTS RELATED TO FORWARD-LOOKING STATEMENTS

         The statements contained in the foregoing "Management's Discussion and Analysis of Financial Condition and Results of Operations," and elsewhere which are not historical facts are forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from those set forth in the forward-looking statements. There can be no assurance that any forward-looking statement will be realized or that actual results will not be significantly higher or lower than set forth in such forward-looking statement.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Not applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The financial statements as of January 3, 1998, December 28, 1996, and December 30, 1995 together with the auditor's report are in Exhibit 14(a).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The directors and executive officers of the Company are as follows:

NAME                                    AGE          POSITION(S)
----                                    ---          -----------
Michael E. Heisley                        61         Chairman of the Board and Director
Rolland G. Divin                          51         President, Chief Executive Officer and
                                                     Director
Stanley H. Meadows(a)                     53         Assistant Secretary and Director
Thomas C. Mattick                         58         Director
Emily Heisley Stoeckel                    34         Director
Andrew G. C. Sage II(a)                   72         Director
S. Albert Gaston                          38         Senior Vice President and Chief Financial
                                                     Officer
Gerald R. Barker                          51         Senior Vice President -- Marketing
Wyatt F. Hearp                            51         Vice President -- Manufacturing
Paul C. Serff                             59         Senior Vice President -- Human Resources

(a) Member of the Compensation Committee. Mark A. Bounds, a Director of TFH and TFCC, is also a member of the Compensation Committee.

         Michael E. Heisley. Mr. Heisley has been the Chairman of the Board of Directors of the Company since May 1993. Since 1988, Mr. Heisley has been the Manager, President and Chief Executive Officer of The Heico Companies, L.L.C., a holding company in Chicago, Illinois which acquires or invests in and operates a diverse group of businesses. Mr. Heisley also serves as the Chief Executive Officer of various of The Heico Companies, L.L.C.'s subsidiaries and is a Director of Robertson-Ceco Corp. and Environdyne Industries, Inc., both of which are publicly-held companies. Mr. Heisley received a bachelor's degree in business administration from Georgetown University in 1960. Mr. Heisley is the father of Emily Heisley Stoeckel.

         Rolland G. Divin. Mr. Divin has been the President, Chief Executive Officer and a Director of the Company since January 1995. From December 1991 to January 1995, Mr. Divin was the President and Chief Executive Officer of Chun King, Inc., a national brand food business based in Cambridge, Maryland. Prior to joining Chun King, Mr. Divin was the President, Chief Executive Officer and a Director of Orange Co., Inc., a publicly-held national brand food company based in Bartow, Florida from 1989 to 1991. Mr. Divin graduated from Kansas State University in 1970 with a multi-discipline bachelor's of science degree in business/pre-veterinary studies and has completed graduate studies in finance at the University of Minnesota-St. Paul.

         Stanley H. Meadows. Mr. Meadows has been the Assistant Secretary and a Director of the Company since May 1993. Since 1980 he has been a partner (through a professional corporation) of McDermott, Will & Emery, a law firm based in Chicago, Illinois which provides legal services to the Company, TFH and TFCC. Mr. Meadows is also a Director of Robertson-Ceco Corp., a publicly-held company. Mr. Meadows received a bachelor of science degree from the University of Illinois in 1966 and a law degree from the University of Chicago in 1970.

         Thomas C. Mattick. Mr. Mattick has been a Director of the Company since May 1993. Mr. Mattick is a CPA and has been Managing Director of Heico Acquisitions, Inc. an acquisition company in Chicago, Illinois, since January 1992. Mr. Mattick received a bachelor's degree in business administration from the University of Wisconsin in 1962.

         Emily Heisley Stoeckel. Ms. Stoeckel has been a Director of the Company since August 1996. She has held various positions with Heico Acquisitions, Inc. in Chicago, Illinois since January 1989 and has been Vice President since January 1996. Ms. Stoeckel received a bachelor of arts degree in economics from Northwestern University in 1987 and a master's degree in business administration from the University of Chicago in 1991. Ms. Stoeckel is the daughter of Michael
E. Heisley.

         Andrew G. C. Sage II. Mr. Sage has been a Director of the Company since 1993. Mr. Sage held various positions with Shearson Lehman Brothers, Inc. and its predecessors, Lehman Brothers and Lehman Brothers Kuhn Loeb, Inc., since joining the investment bank in 1948, including General Partner from 1960-1970, President from 1970-1973, Vice Chairman from 1973-1977, Managing Director from 1977-1987, and Senior Consultant from 1987-1990. Since 1990, Mr. Sage has been a consultant in general business and financial management. Mr. Sage is a Director of Robertson-Ceco Corp. and Computervision Corporation, both of which are publicly-held companies.

         S. Albert Gaston. Mr. Gaston has been the Senior Vice President and Chief Financial Officer of the Company since April 1995. From November 1989 to April 1995, Mr. Gaston was the Vice President and Chief Financial Officer of Apache Products Company, a building materials manufacturer and distributor headquartered in Meridian, Mississippi. Mr. Gaston is a CPA and received his bachelor's degree in business administration from Millsaps College in 1981 and his masters degree in business administration from Southern Methodist University in 1987.

         Gerald R. Barker. Mr. Barker has been the Senior Vice President -- Marketing of the Company since August 1995. Prior to joining the Company, Mr. Barker served as a marketing officer for Borden Inc., a national brand food company, in Atlanta, Georgia from September 1987 through June 1995. Mr. Barker has a bachelor's degree in economics degree from State University of New York in 1969 and a masters degree in business administration from Arizona State University in 1974.

         Wyatt F. Hearp. Mr. Hearp has been Vice President -- Manufacturing of the Company since 1995. Prior to becoming an officer, Mr. Hearp held various positions with the Company or its predecessor businesses since 1972, including manager of the Company's chip division from 1990 to 1995. Mr. Hearp received a bachelor's degree in biology from High Point University in 1969 and a master's of science degree in food technology from Auburn University in 1977.

         Paul C. Serff. Mr. Serff has been the Senior Vice President -- Human Resources of the Company or its predecessor businesses since August 1987. Mr. Serff received a bachelor's degree in industrial management from the Georgia Institute of Technology in 1961 and a master's degree in business administration from Emory University in 1964.

TERM OF OFFICE

         Each member of the Board of Directors of the Company is elected annually. All officers serve at the pleasure of the Board of Directors.

DIRECTOR COMPENSATION

         All directors may be reimbursed for certain expenses in connection with attendance at Board and committee meetings. Other than with respect to reimbursement of expenses, directors do not receive additional compensation for service as a director.

ITEM 11.  EXECUTIVE COMPENSATION

         The following table sets forth information with respect to all compensation paid or earned for services rendered to the Company in 1997 by the Company's chief executive officer and the Company's next four most highly compensated executive officers (each, a "Named Officer"):

                           SUMMARY COMPENSATION TABLE

                                                                          ANNUAL
COMPENSATION
------------

NAME                   PRINCIPAL POSITION                         SALARY            BONUS
----                   ------------------                         ------            -----
Rolland G. Divin       President, Chief Executive Officer
                         and Director                            $300,000          $525,676

S. Albert Gaston       Senior Vice President and Chief
                         Financial Officer                        150,000           190,271

Gerald R. Barker       Senior Vice President -- Marketing         140,000           171,658

Paul C. Serff          Senior Vice President --
                         Human Resources                          133,300            80,221

Wyatt F. Hearp         Vice President --
                         Manufacturing/Distribution               111,000            56,922

DEFINED BENEFIT RETIREMENT PLANS

         The Company has two noncontributory defined benefit retirement plans (the "Hourly Plan" and the "Salaried Plan") which cover substantially all full-time employees who are at least 21 years of age. The Company also has an unqualified pension plan ("Unqualified Plan") covering only certain salaried employees. The plans provide for payment of monthly benefits to participants upon their reaching normal retirement dates. Benefit amounts are determined by a benefit formula which considers length of service and average salary for the Salaried Plan and the Unqualified Plan and length of service multiplied by a fixed rate, as determined by the Company, for the Hourly Plan.

         Salaried Plan. For those employees participating in the Salaried Plan, the Company estimates that the following annual benefits would be payable upon retirement at or after age 60 to persons at the following compensation and year-of-service classifications, less amounts received as social security benefits:

              TOM'S FOODS INC. PENSION PLAN FOR SALARIED EMPLOYEES
                       SUPPLEMENTAL RETIREMENT PLAN TABLE

                        Annual Pension Payable at Age 65

                                                  YEARS OF SERVICES
                                                  -----------------
COMPENSATION(A)      5           10              15               20             25           30 OR MORE
---------------      -           --              --               --             --           ----------

$100,000           $6,767      $13,535        $20,302         $27,070          $33,837         $40,604
 125,000            8,642       17,285         25,927          34,570           43,212          51,854
 150,000           10,517       21,035         31,552          42,070           52,587          63,104
 200,000           11,267       22,535         33,802          45,070           56,337          67,604
 300,000           11,267       22,535         33,802          45,070           56,337          67,604
 500,000           11,267       22,535         33,802          45,070           56,337          67,604

(a) Compensation is assumed to be constant. Table is based on covered compensation of $27,540 for a participant turning 65 in 1997. The IRC
         Section 401(a)(17) limit on compensation is assumed constant at the 1997 level of $160,000.

         The compensation used to determine a person's benefits under the Salaried Plan and the Unqualified Plan includes such person's salary and annual bonus, whether or not deferred. The current compensation for each of the Named Officers is identical to the amounts listed in the Summary Compensation Table. The estimated credited years of service at the end of fiscal 1997 for each of the Named Officers are 3.0 years for Mr. Divin, 2.7 years for Mr. Gaston, 2.3 years for Mr. Barker, 10.3 years for Mr. Serff and
24.6 years for Mr. Hearp.

         Unqualified Plan. The Supplemental Employee Retirement Plan of Tom's Foods Inc. (the "SERP") provides employees designated by the Company with certain pension benefits upon retirement on or after age 58 (55 for certain employees) in order to supplement benefits provided under the Company's qualified plans and Social Security. The SERP generally provides for lifetime benefits of 50.0% of average monthly compensation less 50.0% of primary Social Security, reduced for service less than 30 years and receipt prior to age 62 1/2, and further offset by the actuarial value of prior cash payments. Of the five Named Officers, only Mr. Serff participates in the SERP. The Company estimates that the annual benefits payable to Mr. Serff at normal retirement age pursuant to the SERP would be $20,518.

         Hourly Plan. The Hourly Plan provides hourly employees with certain pension benefits upon retirement on or after age 55 if the employees worked five or more years prior to termination. Generally, the plan provides for monthly pension benefits based only on a participant's years of service. None of the Named Officers participate in this plan.

EMPLOYMENT AGREEMENTS

         The Company has entered into employment agreements with Mr. Divin, the Company's President and Chief Executive Officer, and Mr. Serff, the Company's Vice President -- Human Resources. The employment agreement with Mr. Divin provides for an ongoing 12-month term and is terminable by the Company upon 60 days prior notice. If the Company terminates the agreement without cause, if Mr. Divin resigns because of a material breach by the Company or if Mr. Divin's responsibilities are materially diminished after a change in control of the Company, the Company will be required to pay Mr. Divin severance payments of up to a maximum of 12 months of salary. The employment agreement with Mr. Serff provides for an ongoing 24-month term. Should the Company terminate Mr. Serff's employment without cause, the Company is required to pay Mr. Serff severance payments for the remainder of the term, or a minimum of 24 months based on his then-current salary. Each of Mr. Divin's and Mr. Serff's employment agreements contains a covenant not to compete with the Company within certain geographic areas for up to one year following the respective officer's resignation or termination. Mr. Gaston and Mr. Barker also are entitled to severance payments of up to a maximum of 12 months salary in certain circumstances.

INCENTIVE COMPENSATION PLANS

         Management Incentive Compensation Plan. The Company's Management Incentive Compensation Plan (the "Management Incentive Plan") is administered by the Compensation Committee of the Board of Directors and applies to those key employees designated by the President and Chief Executive Officer. The terms and conditions upon which awards become payable are determined by the Compensation Committee and subject to approval by the Board of Directors. Target incentive amounts are expressed as a percentage of the key employees' salary and actual incentive amounts are provided based on the Company's achievement of certain criteria, including manufacturing profit and sales performance objectives. Each of the Named Officers, as well as other key employees, participated in the Management Incentive Plan in fiscal 1996.

         Executive Incentive Plan. In addition, the Company's Executive Incentive Plan (the "Executive Incentive Plan") applies to Mr. Divin, Mr. Gaston and Mr. Barker (collectively, the "Participants"). Each of the Participants has an option to acquire his allocated share of 20.0% of the Preferred Stock (including any liquidation preferences accruing thereon) issued to TFH in satisfaction of the TFH Debt. The options, which are allocated 60.0% to Mr. Divin, 20.0% to Mr. Gaston and 20.0% to Mr. Barker, will expire if not exercised by December 31, 2002. The options to acquire Preferred Stock will vest, for those Participants then employed by the Company, upon: (i) a sale of the Company or substantially all its assets; (ii) an exchange of the outstanding Preferred Stock for Common Stock of the Company; (iii) a Public Equity Offering; or (iv) a redemption of or sale to a third party of the Preferred Stock (collectively, the "Exercise Events"). In addition, the options to acquire Class A Preferred Stock may be exercised at any time prior to December 31, 2002 if the Class A Preferred Stock becomes exchangeable for Exchange Notes. The options to acquire Preferred Stock shall apply to any partial exchanges under clause (ii) above, to partial redemptions or sales under clause (iv) above and partial exchangeability of the Class A Preferred Stock, to the extent of 20.0% of the amount exchanged, redeemed, sold or exchangeable. The aggregate exercise price for the options will be $1,000. The options vest as follows: (i) 33.33%, one year after consummation of the Offering; (ii) 66.67%, two years after consummation of the Offering; and (iii) 100.0%, three years after consummation of the Offering. The grant of the options described herein will result in a charge to compensation expense upon an Exercise Event equal to the dollar amount of such options less the amount paid by Mr. Divin, Mr. Gaston and Mr. Barker.

         The Executive Incentive Plan further provided the Participants with a cash payment in an aggregate amount of $1.0 million. 50.0% of such amount was paid upon consummation of the October 1997 Offering and 50.0% will be paid on December 31, 1998 to Participants then employed by the Company. TFH has an obligation to pay $1.0 million to the Participants in cash from such amount, with $500,000 paid at consummation of the October 1997 Offering (which is included in the compensation table set forth herein) and $500,000 due on December 31, 1998, subject to continued employment by the Company. The first payment resulted in a $500,000 charge to compensation expense of the Company upon consummation of the October 1997 Offering. A similar charge will be recorded upon the $500,000 payment to be made on December 31, 1998.

         All obligations to the Participants pursuant to the Executive Incentive Plan are obligations solely of TFH, not of the Company.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The issued and outstanding Common Stock of the Company consists of 5,000 shares, 4,000 of which (80.0%) are held by TFH and 1,000 of which (20.0%) are held by TFCC. All of the outstanding shares of Preferred Stock of the Company, which are non-voting, are held by TFH. Under the terms of a Stockholders' Agreement among all of the stockholders of TFH (the "TFH Stockholders' Agreement"), Heico Holding, Inc. ("Heico Holding") is entitled to elect a majority of the Boards of Directors of each of TFH and the Company. Michael E. Heisley, Chairman of the Board and a Director of the Company, holds substantially all of the voting securities of Heico Holding. Under the terms of a Stockholders' Agreement among all of the Stockholders of TFCC (the "TFCC Stockholders' Agreement"), Mr. Heisley is entitled to designate a majority of the Board of Directors of TFCC. As a result of the foregoing, Mr. Heisley has beneficial ownership of all of the outstanding capital stock of the Company.

         Heico Holding holds 55.0% of the shares of common stock of TFH. The remaining shares of common stock of TFH are held by Gerald D. Hosier ("Hosier") (20.0%), Allstate Insurance Company ("Allstate") (15.0%) and TCW Shared Opportunity Fund L.P. ("TCW") (10.0%). Pursuant to the TFH Stockholders' Agreement, the consent of Heico Holding and one of Allstate, Hosier or TCW is required in order to approve (a) a merger resulting in the sale of the Company,
(b) any sale of substantially all of the Company's assets, (b) asset sales, by the Company in any fiscal year exceeding, in the aggregate, $7.5 million, (c) acquisitions by the Company of assets in any fiscal year exceeding $7.5 million in the aggregate, (d) capital expenditures by the Company in any fiscal year exceeding $7.5 million in the aggregate, (e) certain issuance of capital stock of the Company and (f) the incurrence by the Company of indebtedness for borrowing money exceeding $7.5 million in the aggregate. In addition, each of Allstate, TCW and Hosier has the right to designate one member of the Boards of Directors of each of TFH and the Company.

         The capitalization of TFCC consists of 30,750 shares of Class A 6% Cumulative Convertible Preferred Stock (the "TFCC Class A Preferred Stock"), 867 shares of Class B Preferred Stock, 2,225.35 shares of Class C 6% Cumulative Convertible Preferred Stock (the "TFCC Class C Preferred Stock"), 8,750 shares of Class D 6% Cumulative Convertible Preferred Stock (the "TFCC

Class D Preferred Stock") and 410,734 shares of common stock (the "TFCC Common Stock"). Each share of TFCC Class A Preferred Stock, TFCC Class C Preferred Stock and TFCC Class D Preferred Stock is convertible into 34.9895 shares of TFCC Common Stock and has a liquidation preference of $1,000 plus unpaid dividends which have accrued since May 13, 1993. TFCC Class A Preferred Stock and TFCC Class D Preferred Stock rank pari passu and senior to all other TFCC preferred stock. The TFCC Class A Preferred Stock and TFCC Class C Preferred Stock are entitled to 34.9895 votes per share and vote together with TFCC Common Stock in all matters upon which such holders are entitled to vote. TFCC Class B Preferred Stock and TFCC Class D Preferred Stock are generally not voting. Allstate and its affiliates hold 20,000 shares of TFCC Class A Preferred Stock with 44.7% of the voting power of the outstanding voting securities of TFCC. Hosier holds 8,750 shares of TFCC Class A Preferred Stock with 19.6% of the voting power of the outstanding voting securities of TFCC. Heico Holding holds 2,000 shares of TFCC Class A Preferred Stock and 160,596 shares of TFCC Common Stock and TF Partners, an affiliate of Mr. Heisley, holds 150,862 shares of TFCC Common Stock. Heico Holding and TF Partners together hold voting securities with 24.4% of the voting power of the outstanding voting securities of TFCC. In addition, Allstate is entitled to designate two members of the Board of Directors of TFCC.

         Of the Named Officers, each of Rolland G. Divin, S. Albert Gaston and Paul C. Serff beneficially owns 48,664, 9,733 and 11,680 shares of TFCC Common Stock, respectively, or 3.1%, 0.6% and 0.7%, respectively, of the voting power of the outstanding voting securities of TFCC. In accordance with the Executive Incentive Plan, each of Messrs. Divin, Gaston and Barker has the option to acquire 12.0%, 4.0% and 4.0%, respectively, of the Preferred Stock issued to TFH. See "Management -- Incentive Compensation Plans -- Executive Incentive Plan."

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

THE 1988 ACQUISITION

         In June of 1988, TF Acquisition Corporation acquired the Company (the "1988 Acquisition") in a leveraged buy-out financed with (i) senior secured indebtedness provided under the CIBC Debt, and (ii) certain subordinated indebtedness. In connection with the 1988 Acquisition, the Company indemnified its predecessor for its obligations with respect to the industrial development revenue bonds (as defined). The Company supported such indemnification by posting the Company's letter of credit and escrowing an amount equal to one year's interest on the industrial development revenue bonds.

THE 1993 REFINANCING

         In May of 1993, an investor group led by Michael E. Heisley, currently the Chairman of the Board and a Director of the Company, acquired the existing subordinated debt of the Company and exchanged it for preferred stock of TFCC (the "1993 Refinancing"). In connection with the 1993 Refinancing, the Company
(i) borrowed the MassGeneral Debt and (ii) re-negotiated the terms of the CIBC Debt. As a result of the 1993 Refinancing, the Company became a wholly-owned subsidiary of TFCC.

THE 1996 REFINANCING

         Prior to the 1996 Refinancing, Heico Holding, a 55.0% stockholder of TFH, advised the Company in connection with the restructuring of the CIBC Debt and the MassGeneral Debt, and, on behalf of the Company, negotiated with the holders of such debt. In connection with these negotiations, Heico Holding paid a total of $600,000 in fees to the holders of the CIBC Debt in consideration for such holders agreeing to extend the maturity of the CIBC Debt for the period of time required to complete the 1996 Refinancing. In addition, Heico Holding provided the Company with services in connection with the negotiations with the holders of the CIBC Debt and the MassGeneral Debt which ultimately led to such debt being sold to TFH. The Company reimbursed Heico Holding for the fees at the closing of the 1996 Refinancing. In consideration of Heico Holding providing the foregoing services, the Company transferred to Heico Holding a parcel of its real property located in Harris

County, Georgia and reimbursed Heico Holding for the fees paid to the holders of the CIBC Debt. Heico Holding is controlled by Mr. Heisley, the Chairman of the Board and a Director of the Company.

         As part of the 1996 Refinancing, the Company entered into an agreement with Congress, which provided the Company with up to $12.0 million of term loans and up to $17.0 million of availability under a revolving line of credit. Proceeds from the term loans were used, among other things, to repay certain indebtedness of the Company. The revolving line of credit has been available for general working capital purposes.

         In connection with the 1996 Refinancing, TFH was formed to, among other things, acquire and refinance certain of the Company's long-term debt obligations, including: (i) the $52.3 million outstanding of CIBC Debt; and (ii) the $8.8 million outstanding of MassGeneral Debt, which included $1.3 million in accrued interest which was subsequently paid to TFH.

         In consideration of TFH's participation in the 1996 Refinancing, the Company issued 4,000 shares of the Company's Common Stock to TFH, which represents 80.0% of the issued and outstanding shares of the Company's Common Stock, and paid TFH accrued interest owing on the MassGeneral Debt of approximately $1.3 million.

THE 1997 REFINANCING

         On October 14, 1997, the Company issued (the "Offering") $60,000,000 of its 10.5% Senior Secured Notes (the "Notes") due November 1, 2004. The proceeds of the Offering were used to refinance certain of the Company's long-term debt obligations. The amounts repaid include $40,000,000 to TFH as payment on the purchased CIBC Debt and MassGeneral Debt, $8,336,000 to Congress, and $10,000,000 to satisfy the STI Debt. After the Offering, the remaining portion of the CIBC Debt and the MassGeneral Debt, including accrued interest thereon, was converted to $7,000,000 of Class A preferred stock and $21,755,000 of Class B preferred stock.

         The payment of $8,336,000 satisfied all outstanding amounts on the Congress Debt. Prior to the Offering, the credit agreement related to the Congress Debt provided for a revolving loan, letter-of-credit accommodations, a term loan, and additional equipment loans. After the payment, as part of the Offering, the credit agreement related to the Congress Debt was amended to include only letter-of-credit accommodations and a revolving loan facility.


         Prior to the Offering, the Company had an agreement with STI Credit Corporation to sell receivables from distributors and receivables relating to vending machine leases. With the $10,000,000 paid as part of the Offering, the Company satisfied its obligation to STI.

         The industrial revenue bonds and the financing arrangements with Golden Peanut Corporation remain in effect.

OTHER

         Beginning with fiscal 1994, the Company has entered into consulting arrangements with Mr. Heisley and Thomas C. Mattick, a Director of the Company, for provision of consulting services to the Company. In respect of such consulting services, Mr. Heisley and Mr. Mattick each received $100,000 per year.

         As a result of TFH's ownership of 80.0% of the Common Stock of the Company, TFH and the Company are required to file a consolidated return for federal income tax purposes. As the common parent of the consolidated group, TFH is responsible for the payment of any consolidated tax liabilities. TFH and the Company have entered into a tax sharing agreement which provides that, in connection with the filing of the consolidated federal income tax return and the filing of state income tax returns in those states in which the operations of the Company are consolidated or combined with TFH, the Company shall be required to pay to TFH an amount equal to the Company's federal and state tax liabilities that the Company and its subsidiaries would have had to pay had the Company and its subsidiaries filed their own separate, consolidated or combined tax returns.

         TFCC has entered into restricted stock purchase agreements with each of Rolland G. Divin, the Company's President and Chief Executive Officer, S. Albert Gaston, the Company's Senior Vice President and Chief Financial Officer and Paul
C. Serff, the Company's Senior Vice President -- Human Resources. Pursuant to the agreements, each of Mr. Divin and Mr. Gaston were granted restricted stock in TFCC which vests over time in increments upon the respective officer's continuing employment with the Company. Mr. Serff's restricted stock awards were granted subject to: (i) vesting for one-half of the shares based upon Mr. Serff's continued employment with the Company; and (ii) vesting for one-half of the shares based upon the Company's achievement of certain objectives, including certain financial targets. Each of Mr. Divin, Mr. Gaston and Mr. Serff have vested and non-vested shares in TFCC pursuant to these agreements. See "Security Ownership of Management and Certain Beneficial Owners."

         TFH received a portion of the proceeds from the October 1997 Offering and all of the shares of Class A Preferred Stock and Class B Preferred Stock. Up to $10.0 million of the Class A Preferred Stock is exchangeable for Exchange Notes. The Class A Preferred Stock, the Class B Preferred Stock and the Exchange Notes held by TFH will be restricted securities and will not be transferable unless such securities are registered or an exemption from such registration is available. Accordingly, in connection with the exchange of TFH Debt, the Company granted to TFH and its transferees the right to require the Company, at the Company's expense, to file a registration statement for the purpose of registering the resale of the Class A Preferred Stock, Class B Preferred Stock and Exchange Notes held by TFH.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

14  (A)  DOCUMENT LIST


1.       Financial Statements
         --------------------

                  Description
                  -----------
                                                                                      Page
                                                                                      ----
         Report of Independent Public Accounts                                         27

         Balance Sheets as of December 28, 1996 and January 3, 1998                    28

         Statements of Operations for the years ended December 30,
         1995, December 28, 1996 and January 3, 1998                                   30

         Statements of Changes in Shareholders' Equity for the years
         ended December 30, 1995, December 28, 1996 and January 3, 1998                31

         Statements of Cash Flows for the years ended December 30,
         1995, December 28, 1997 and January 3, 1998 (audited)                         32

         Notes to Financial Statements                                                 33


2.       Financial Statement Schedules
         -----------------------------

                  Description
                  -----------
                                                                                     Page
                                                                                     ----

                  Report of Independent Public Accountants on Financial
                  Statement Schedule                                                  50

                  Valuation and Qualifying Accounts                                   51

                  All other schedules are omitted because they are not required, are inapplicable or the information is otherwise shown in the financial statements or notes thereto.


3.       Exhibits Required by Item 601 of Regulation S-K
         -----------------------------------------------

Exhibit                                   Description
-------                                   -----------

3.1 The Second Restated Certificate of Incorporation of the Company, as amended, and the Certificate of Designations of the Series A and Series B Preferred Stock of the Company, filed as Exhibit 3.1 to the Registration Statement on Form S-4, Registration No. 333-38853 (the "Registration Statement"), are incorporated herein by reference.

3.2 The By-laws of the Company, filed as Exhibit 3.2 to the Registration Statement, are incorporated herein by reference.

4.1 The Indenture, dated as of October 14, 1997, by and between the Company and IBJ Schroder Bank & Trust Company, as Trustee, filed as Exhibit 4 to the Registration Statement, is incorporated herein by reference.

4.2 The First Supplemental Indenture, dated as of February 27, 1998, by and between the Company and IBJ Schroder Bank & Trust Company, as Trustee, is filed herewith as an exhibit.

10.1 The Registration Rights Agreement, dated as of October 14, 1997, by and between the Company and PaineWebber Incorporated, filed as Exhibit 10.1 to the Registration Statement, is incorporated herein by reference.

10.2 The Amended and Restated Loan and Security Agreement, dated as of October 14, 1997, by and between the Company and Congress Financial Corporation (Southern), filed as Exhibit 10.2 to the Registration Statement, is incorporated herein by reference.

10.3 The Guarantee from Tom's Foods Capital Corporation to Congress Financial Corporation (Southern), dated as of August 30, 1996, filed as
         Exhibit 10.3 to the Registration Statement, is incorporated herein by reference.

10.4 The Confirmation and Acknowledgment of Guarantee and General Security Agreement from Tom's Foods Capital Corporation to Congress Financial Corporation (Southern), dated as of October 14, 1997, filed as Exhibit
         10.4 to the Registration Statement, is incorporated herein by reference.

10.5 The Industrial Revenue Bond Documents for Knox County, Tennessee, filed as Exhibit 10.5 to the Registration Statement, are incorporated herein by reference.

10.6 The Industrial Revenue Bond Documents for Taylor County, Florida, filed as Exhibit 10.6 to the Registration Statement, are incorporated herein by reference.

10.7 The Intercreditor Agreement, dated as of October 14, 1997, by and Congress Financial Corporation (Southern) and IBJ Schroder Bank & Trust Company, filed as Exhibit 10.7 to the Registration Statement, is incorporated herein by reference.

10.8 The form of the Company's Distributor Agreement, filed as Exhibit 10.8 to the Registration Statement, is incorporated herein by reference.

10.9 The Subordination Agreement, dated as of October 14, 1997, by and between IBJ Schroder Bank & Trust Company and TFH Corp., filed as
         Exhibit 10.9 to the Registration Statement, is incorporated herein by reference.

10.10 The Guarantee from TFH Corp. to Congress Financial Corporation (Southern), dated as of August 30, 1996, filed as Exhibit 10.10 to the Registration Statement, is incorporated herein by reference.

10.11 The Confirmation and Acknowledgment of Guarantee and general Security Agreement from TFH Corp. to Congress Financial Corporation (Southern), dated as of October 14, 1997, filed as Exhibit 10.11 to the Registration Statement, is incorporated herein by reference.

10.12 The Employment Agreement, dated as of January 6, 1995, by and between the Company and Rolland G. Divin, filed as Exhibit 10.12 to the Registration Statement, is incorporated herein by reference.

10.13 The Employment Agreement, dated as of May 16, 1991 and as amended July 9, 1992, by and between the Company and Paul C. Serff, filed as Exhibit
         10.13 to the Registration Statement, is incorporated herein by reference.

10.14 The Employment Agreement, dated as of October 14, 1997, by and between the Company and Gerald Barker, filed as Exhibit 10.14 to the Registration Statement, is incorporated herein by reference.

10.15 The Employment Agreement, dated as of October 14, 1997, by and between the Company and S. Albert Gaston, filed as Exhibit 10.15 to the Registration Statement, is incorporated herein by reference.

10.16 The Registration Rights Agreement, dated as of October 14, 1997, by and between the Company and TFH Corp., filed as Exhibit 10.16 to the Registration Statement, is incorporated herein by reference.

10.17 The Company's "Executive Incentive Plan", filed as Exhibit 10.17 to the Registration Statement, is incorporated herein by reference.

10.18    The Letters of Credit of the shareholders of TFH Corp., filed as
         Exhibit 10.18 to the Registration Statement, is incorporated herein by reference.

12 Statement Regarding Computation of Ratio of Earnings to Fixed Charges is filed herewith as an exhibit.

27 The Financial Data Schedule is filed herewith as an exhibit. (for SEC use only).


14  (B)  REPORTS


         No Current Report on Form 8-K was required to be filed by the Company during the last quarter of the period covered by this report.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS







To the Board of Directors of
Tom's Foods Inc.:


We have audited the accompanying balance sheets of TOM'S FOODS INC. (a Delaware corporation) as of January 3, 1998 and December 28, 1996 and the related statements of operations, changes in shareholders' equity, and cash flows for each of the three years in the period ended January 3, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Tom's Foods Inc. as of January 3, 1998 and December 28, 1996 and the results of its operations and its cash flows for each of the three years in the period ended January 3, 1998 in conformity with generally accepted accounting principles.


ARTHUR ANDERSEN LLP





Atlanta, Georgia
February 12, 1998

                                TOM'S FOODS INC.


                                 BALANCE SHEETS

                        (IN THOUSANDS, EXCEPT SHARE DATA)



                                     ASSETS

                                                                                 January 3,    December 28,
                                                                                    1998           1996
                                                                                 ----------    ------------
CURRENT ASSETS:
    Cash and short-term investments                                              $    7,487    $      2,117
    Accounts and notes receivable, net                                               15,408          18,519
    Inventories:
       Raw materials                                                                  2,494           2,464
       Packaging materials                                                            1,928           2,643
       Finished goods and work in progress                                            5,217           4,751
       Other current assets                                                           2,328           2,250
                                                                                 ----------    ------------
              Total current assets                                                   34,862          32,744
                                                                                 ----------    ------------
PROPERTY, PLANT, AND EQUIPMENT:
    Land and land improvements                                                        5,546           5,518
    Buildings                                                                        14,304          14,143
    Machinery, equipment, and vehicles                                               44,309          42,761
    Vending and other distribution equipment                                         11,184           8,781
    Furniture and fixtures                                                            8,906           8,258
    Construction in progress                                                          2,743           3,034
                                                                                 ----------    ------------
              Total property, plant, and equipment                                   86,992          82,495
    Accumulated depreciation                                                        (34,662)        (27,532)
                                                                                 ----------    ------------
              Net property, plant, and equipment                                     52,330          54,963
                                                                                 ----------    ------------
NONCURRENT ACCOUNTS AND NOTES RECEIVABLE, NET                                           477             433

OTHER ASSETS                                                                          1,727           1,709

DEFERRED DEBT ISSUE COSTS, NET OF ACCUMULATED AMORTIZATION
    OF $115 AND $0 AT JANUARY 3, 1998 AND DECEMBER 28, 1996,
    RESPECTIVELY                                                                      3,385               0

GOODWILL AND INTANGIBLE ASSETS, NET OF ACCUMULATED
    AMORTIZATION OF $7,761 AND $6,084 AT JANUARY 3, 1998 AND
    DECEMBER 28, 1996, RESPECTIVELY                                                  48,264          49,941
                                                                                 ----------    ------------
              Total assets                                                       $  141,045    $    139,790
                                                                                 ==========    ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY


                                                                                 January 3,    December 28,
                                                                                    1998           1996
                                                                                 ----------    ------------
CURRENT LIABILITIES:
    Accounts payable                                                             $   11,070    $     14,270
    Accrued liabilities                                                              10,973           8,273
    Current portion of restructuring reserves                                             0           1,152
    Current portion of senior credit agreement                                            0           1,533
    Current portion of capital lease and other debt obligations                          27              24
    Current portion of other long-term obligations                                        0             130
                                                                                 ----------    ------------
              Total current liabilities                                              22,070          25,382
                                                                                 ----------    ------------
LONG-TERM DEBT:
    Senior secured notes                                                             60,000               0
    Senior credit agreement                                                               0           7,363
    Term loan from TFH Corporation                                                        0          59,828
    Industrial development revenue bonds                                             10,000          10,000
    Capital lease and other debt obligations                                            297             327
    Note payable                                                                          0           7,192
                                                                                 ----------    ------------
              Total long-term debt                                                   70,297          84,710
                                                                                 ----------    ------------

OTHER LONG-TERM OBLIGATIONS                                                              37           2,621

RESTRUCTURING RESERVES                                                                    0           2,207

ACCRUED PENSION COST                                                                  6,587           6,109

ACCRUED POSTRETIREMENT BENEFITS OTHER THAN
  PENSIONS                                                                            2,055           2,242

EXCHANGEABLE PREFERRED STOCK, $.01 PAR VALUE; CLASS A,
  7,000 SHARES AUTHORIZED; 7,000 SHARES ISSUED AND OUTSTANDING AT
  JANUARY 3, 1998                                                                     7,167               0

COMMITMENTS AND CONTINGENT LIABILITIES (NOTE 10)

SHAREHOLDERS' EQUITY:
  Common stock, $.01 par value; 10,000 shares authorized, 5,000 shares issued and outstanding at January 3, 1998 and
    December 28, 1996                                                                     0               0

  Preferred Stock, $.01 par value, Class B, 21,737 shares authorized,
    21,737 shares issued and outstanding at January 3, 1998                          22,226               0
  Additional paid-in capital                                                         43,225          42,725
  Retained deficit                                                                  (32,619)        (26,206)
                                                                                 ----------    ------------
              Total shareholders' equity                                             32,832          16,519
                                                                                 ----------    ------------
              Total liabilities and shareholders' equity                         $  141,045    $    139,790
                                                                                 ==========    =============



      The accompanying notes are an integral part of these balance sheets.

                                TOM'S FOODS INC.


                            STATEMENTS OF OPERATIONS

                                 (IN THOUSANDS)









                                                                 January 3,     December 28,     December 30,
                                                                    1998            1996             1995
                                                                 ----------     ------------     ------------
NET SALES                                                        $  212,648     $    205,856     $    198,340

COST OF GOODS SOLD                                                 (131,454)        (133,624)        (125,396)
                                                                 ----------     ------------     ------------
          Gross profit                                               81,194           72,232           72,944
                                                                 ----------     ------------     ------------
EXPENSES AND OTHER INCOME:
    Selling and administrative expenses                             (75,954)         (69,735)         (75,783)
    Amortization of goodwill and intangible assets                   (1,792)          (1,678)          (1,678)
    Other income                                                      1,138            1,309            3,296
    Restructuring and nonrecurring charges                             (500)          (3,793)          (9,570)
                                                                 ----------     ------------     ------------
                                                                    (77,108)         (73,897)         (83,735)
                                                                 ----------     ------------     ------------
INCOME (LOSS) FROM OPERATIONS                                         4,086           (1,665)         (10,791)

INTEREST EXPENSE, NET OF INTEREST INCOME OF
    $166, $210, AND $248 FOR 1997, 1996, AND 1995,
    RESPECTIVELY                                                     (9,978)          (9,402)          (7,870)
                                                                 ----------     ------------     ------------
LOSS BEFORE INCOME TAXES                                             (5,892)         (11,067)         (18,661)

PROVISION (BENEFIT) FOR INCOME TAXES                                     50                0             (400)
                                                                 ----------     ------------     ------------
NET LOSS                                                         $   (5,942)    $    (11,067)    $    (18,261)
                                                                 ==========     ============     ============



        The accompanying notes are an integral part of these statements.

                                TOM'S FOODS INC.


                  STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                        (IN THOUSANDS, EXCEPT SHARE DATA)




                                                                       CLASS B                                         MINIMUM
                                                COMMON STOCK       PREFERRED STOCK       ADDITIONAL                    PENSION
                                             ------------------  -------------------      PAID-IN      RETAINED       LIABILITY
                                             SHARES      AMOUNT  SHARES       AMOUNT      CAPITAL       DEFICIT       ADJUSTMENT
                                             ------      ------  ------      -------      -------      --------       ----------
BALANCE AT DECEMBER 31, 1994                  1,000      $    0       0      $     0      $42,725      $  3,122       $     (717)

    Minimum pension liability adjustment          0           0       0            0            0             0              717
    Net loss                                      0           0       0            0            0       (18,261)               0
                                             ------      ------  ------      -------      -------      --------       ----------
BALANCE AT DECEMBER 30, 1995                  1,000           0       0            0       42,725       (15,139)               0

    Shares issued                             4,000           0       0            0            0             0                0
    Net loss                                      0           0       0            0            0       (11,067)               0
                                             ------      ------  ------      -------      -------      --------       ----------
BALANCE AT DECEMBER 28, 1996                  5,000           0       0            0       42,725       (26,206)               0

    Issuance of Class B preferred stock           0           0  21,737       21,755            0             0                0
    Contribution from TFH Corporation             0           0       0            0          500             0                0
    Dividends accrued                             0           0       0          471            0          (471)               0
    Net loss                                      0           0       0            0            0        (5,942)               0
                                             ------      ------  ------      -------      -------      --------       ----------
BALANCE AT JANUARY 3, 1998                    5,000      $    0  21,737      $22,226      $43,225      $(32,619)      $        0
                                             ======      ======  ======      =======      =======      ========       ==========



        The accompanying notes are an integral part of these statements.

                                TOM'S FOODS INC.


                            STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)



                                                                           January 3,   December 28,   December 30,
                                                                              1998          1996           1995
                                                                           ----------   ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                                $   (5,942)  $    (11,067)  $    (18,261)
                                                                           ----------   ------------   ------------
   Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
         Depreciation and amortization                                          9,042          7,956          9,595
         Accrued interest on TFH term loan                                      6,358          2,582              0
         Restructuring and nonrecurring charges                                     0          3,793          9,570
         Provision (benefit) for income taxes                                      50              0           (400)
         Dividends accrued                                                        167              0              0
         Loss (gain) on disposal of property, plant, and equipment                 96           (121)           244
         Net gain on sales of receivables                                           0              0            (22)
         Changes in assets and liabilities:
            Accounts and notes receivable                                       3,067         (4,479)        (2,263)
            Inventories                                                           219            278          1,648
            Other assets                                                          (96)         2,661          1,600
            Accounts payable                                                   (3,200)         4,731           (224)
            Other liabilities                                                     454          2,443         (6,730)
            Accrued pension cost                                                  478            216            482
            Accrued postretirement benefits other than pensions                  (187)          (164)           (64)
                                                                           ----------   ------------   ------------
               Total adjustments                                               16,448         19,896         13,436
                                                                           ----------   ------------   ------------
               Net cash provided by (used in) operating activities             10,506          8,829         (4,825)
                                                                           ----------   ------------   ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to property, plant, equipment, and vending machines               (3,419)        (5,798)        (7,304)
   Proceeds from disposal of property, plant, and equipment                       206            422              0
                                                                           ----------   ------------   ------------
               Net cash used in investing activities                           (3,213)        (5,376)        (7,304)
                                                                           ----------   ------------   ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Repayments of long-term debt                                               (59,763)       (10,252)        (4,218)
   Proceeds from issuance of long-term debt                                    60,840          9,000          8,931
   Proceeds from sale of vending machine leases                                     0            300          2,402
   Debt issue costs                                                            (3,500)        (2,095)             0
   Capital contribution from TFH Corporation                                      500              0              0
                                                                           ----------   ------------   ------------
               Net cash (used in) provided by financing activities             (1,923)        (3,047)         7,115
                                                                           ----------   ------------   ------------
INCREASE (DECREASE) IN CASH AND SHORT-TERM INVESTMENTS                          5,370            406         (5,014)

CASH AND SHORT-TERM INVESTMENTS, BEGINNING OF YEAR                              2,117          1,711          6,725
                                                                           ----------   ------------   ------------
CASH AND SHORT-TERM INVESTMENTS, END OF YEAR                               $    7,487   $      2,117   $      1,711
                                                                           ==========   ============   ============
SUPPLEMENTAL DISCLOSURES:
   Interest paid during the year                                           $    2,566   $      2,512   $      6,725
                                                                           ==========   ============   ============

   Income taxes paid during the year                                       $       27   $          0   $          0
                                                                           ==========   ============   ============

   Issuance of exchangeable preferred stock, Class A, for debt (Note 5)    $    7,000   $          0   $          0
                                                                           ==========   ============   ============

   Issuance of preferred stock, Class B, for debt (Note 5)                 $   21,755   $          0   $          0
                                                                           ==========   ============   ============



        The accompanying notes are an integral part of these statements.

                                TOM'S FOODS INC.


                          NOTES TO FINANCIAL STATEMENTS

            JANUARY 3, 1998, DECEMBER 28, 1996, AND DECEMBER 30, 1995



1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   NATURE OF OPERATIONS

   Tom's Foods Inc. (the "Company") manufactures and distributes snack food products. The principal markets for these products are the southeastern and southwestern United States.

   RESTRUCTURING AND REFINANCING

   On August 30, 1996, the Company restructured its debt obligations (Note 4). In connection with the debt restructuring, TFH Corporation ("TFH") was formed. TFH was capitalized by various parties having common control of Tom's Foods Capital Corporation, the prior parent. TFH used the capital proceeds to purchase outstanding senior and subordinated debt obligations of the Company for $52,828,000, inclusive of accrued interest. In return for subordinating its purchased debt claims and a deferral of interest and principal payments, TFH received 80% of the stock of the Company, making TFH the Company's new parent. This transaction was accounted for as a purchase of entities under common control. Therefore, no change in the basis of assets and liabilities was recorded.

   In 1997, the Company completed a refinancing of the Company's debt obligations, including the debt of TFH (the "Offering") (Note 4).

   FISCAL YEAR

   The Company's fiscal year is the 52- or 53-week period ending the Saturday nearest to December 31. The current year, fiscal 1997, ended January 3, 1998 and contained 53 weeks.

   CASH AND SHORT-TERM INVESTMENTS

   The Company considers all highly liquid investment instruments with an original maturity of three months or less to be cash equivalents. These investments are stated at cost, which approximates market value.

   PROPERTY, PLANT, AND EQUIPMENT

   Property, plant, and equipment are stated at cost and are depreciated using the straight-line method over the following estimated useful lives:


               Land improvements                                                        20 years
               Buildings                                                                32 years
               Machinery, equipment, and vehicles                                       3 to 12 years
               Vending machines and other distribution equipment                        5 to 10 years
               Furniture and fixtures                                                   3 to 10 years

   INVENTORIES

   Inventories are stated at the lower of cost or market. Cost is determined using the average cost for raw materials, packaging materials, and work in progress. Finished goods cost is determined using the first-in, first-out method. Cost elements include the cost of raw materials, direct labor, and overhead incurred in the manufacturing process.

   HEDGING TRANSACTIONS

   The Company has limited involvement with derivative financial instruments and does not use them for trading purposes. The Company enters into various futures contracts and futures options to reduce the impact of volatility in raw material prices. These transactions meet the requirements for hedge accounting, including designation to specific inventory amounts and probable future purchases and high correlation. Amounts payable or receivable under these transactions are recognized as deferred gains or losses and included in other assets or other liabilities. The deferred amounts are charged or credited to cost of sales, as the related raw materials are charged to operations. If the Company were to ever have a derivative transaction that did not meet the requirement for hedges, it would recognize the unrealized gains and losses as they occur. At January 3, 1998, the net gains and losses deferred or expensed are not material, and there are no material commitments outstanding relating to derivative financial instruments.

   GOODWILL AND INTANGIBLE ASSETS

   Goodwill and intangible assets arose during the acquisition of the Company on May 13, 1993. These items are being amortized using the straight-line method over the estimated useful lives as follows:

                Assembled staff                                                               20 years
                Trademarks                                                                    40 years
                Distribution system                                                           35 years
                Goodwill                                                                      40 years

   The Company periodically reviews the value assigned to goodwill and intangible assets to determine whether events and circumstances have occurred which indicate that the remaining estimated useful life of goodwill may warrant revision or that the remaining balance of goodwill may not be recoverable. The Company uses an estimate of undiscounted net income over the remaining life of the goodwill in measuring whether the goodwill is recoverable.

   FAIR VALUE OF FINANCIAL INSTRUMENTS

   The Company's financial instruments consist primarily of cash and short-term investments, trade receivables, notes receivable, accounts payable, purchase commitments, senior loans, industrial development revenue bonds, subordinated debt, other long-term obligations, and capital lease obligations. In management's opinion, the carrying amounts of these financial instruments approximate their fair values at January 3, 1998 and December 28, 1996.

   DISTRIBUTOR FRANCHISE REVENUE

   The Company sells distributorships in the normal course of business. In 1996 and 1995, the revenues from the purchase of rights to a particular service area and the direct costs associated with the selling of the distributor rights were deferred and were recognized at the one-year anniversary of the sale of the distributorship, the date on which the distributor could no longer terminate the related agreement without obligation to the Company. The Company recognized revenue, net of direct costs, of approximately $0, $50,000, and $3,613,000 for the years ended January 3, 1998, December 28, 1996, and December 30, 1995, respectively, related to the sale of routes.

   PERVASIVENESS OF ESTIMATES

   The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

   RECLASSIFICATIONS

   Certain prior year balances have been reclassified to conform with the current year presentation.

   EFFECT OF ACCOUNTING PRONOUNCEMENTS

   In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income," and SFAS No. 131, "Disclosure About Segments of an Enterprise and Related Information." SFAS No. 130 and No. 131 will be effective for fiscal 1998. In February 1998, the FASB issued SFAS No. 132, "Employers' Disclosures About Pensions and Other Postretirement Benefits," which will be effective for fiscal 1998.

   SFAS No. 130 requires the disclosure of comprehensive income, which includes all changes in the equity of an enterprise other than transactions with owners. SFAS No. 131 requires information regarding the segments of a business. SFAS No. 132 revises a company's disclosures about pension and other postretirement benefit plans.

   SFAS No. 130, No. 131, and No. 132 are not expected to have a material effect on the Company's financial statements or disclosures. Other issued but not yet required FASB standards are not currently applicable to the Company's operations.

   TRANSACTIONS WITH RELATED PARTIES

   The Company has entered into consulting agreements with the chairman of the board and a director of the Company for providing consulting services to the Company. In return for such consulting services, each received $100,000 for each of the years ended January 3, 1998, December 28, 1996, and December 30, 1995.

   In connection with the term loan from TFH and the assumption of accrued interest thereon (Note 4), the Company recognized interest expense of $6,358,000 and $7,750,000 for the years ended January 3, 1998 and December 28, 1996, respectively.

   As part of the August 30, 1996 refinancing, the stockholders of TFH caused letters of credit to be posted in the aggregate face amount of $10,000,000 to replace the letters of credit posted by the Company to back the industrial development revenue bonds discussed in Note 4. As of January 3, 1998, TFH has waived its rights to reimbursement through December 31, 2005. After this date and subject to the terms of the subordination, the Company will be obligated to reimburse TFH for any draws which have been or are subsequently made on the TFH stockholders' letters of credit.


2. RESTRUCTURING RESERVES

   In recent years, the Company has twice modified its strategy with regard to its distribution system. Traditionally, the Company's distribution system has been an independent single and multiroute distribution system. In 1991, the Company began supplementing its traditional multiroute distribution system with a modified independent single-route distribution strategy. This strategy included the purchase of certain multiroute distributors, the termination of certain nonperforming multiroute distributors, and implementing new modified single-route distributors to fill perceived voids and supplement the traditional distribution system. In connection with the modified supplemental single-route distribution strategy, the Company recorded a restructuring reserve of $29,852,000 (the "1991 Reserve"), which is discussed more fully below. At no time did the Company actually have more than 360 of these supplemental single-route distributors out of a total of approximately 2,400 routes, which represented less than 15% of the total routes in the distribution system at any time.

   In 1995, the Company assembled a new management team which determined that the modified single-route distribution strategy was not a strategy that the Company should continue to pursue. At that time, new management determined that the Company would not continue the modified single-route distribution strategy and would encourage modified single-route distributors to become multiroute distributors or traditional single-route distributors. As a result, in 1995, the Company reversed the remainder of the 1991 Reserve (which at that time was $9,645,000) and established a new reserve of $6,450,000 (the "1995 Reserve") to assist in converting the modified single-route distributors to multiroute distributors or traditional single-route distributors. The 1995 Reserve is described more fully below. None of the 1995 Reserve was remaining at January 3, 1998.

   In 1991 and in connection with the modified single-route distribution strategy, the Company recorded the 1991 Reserve, which represented the expenses related to the purchase of some distributorships, assumption of certain distributor liabilities, bad debts, losses from the temporary operation of company-owned routes, and additional expenses. In 1991, the Company underestimated the costs of fully implementing the modified single-route distribution strategy. These costs included personnel and related costs for sales, accounting and administrative staff, warehouse space, marketing costs, legal costs, and increased bad debt costs. As a result, the Company utilized $20,207,000 of the 1991 Reserve over the course of fiscal 1991, 1992, 1993, 1994, and 1995. In fiscal 1994 and 1995, the
   Company utilized $6,450,000 and $2,625,000, respectively, of the 1991 Reserve, leaving a remaining reserve of approximately $9,645,000 at December 30, 1995.

   In 1995, the Company's new management team noted that the Company was spending significant capital supporting the modified supplemental single-route distributor program that represented a very small portion, in number of routes and dollars contributed, of its distribution system. Therefore, in 1995, the Company reversed the remainder of the 1991 Reserve of $9,645,000 and established the 1995 Reserve to purchase available modified single-route distributors and to develop these into multiroute distributors and traditional single-route distributors. Management determined that the multiroute distributors and traditional single-route distributors would benefit the Company by reducing the administrative sales staff necessary to support the single-route distributors, decreasing needed warehouse space for the delivery of goods, and decreasing bad debt expense as a direct result of having more stable and qualified distributors. Management commenced in 1995 to take steps to develop a specific plan involving the identification of the routes to become traditional single-route distributors or to become a part of multiroute distributors in 1995, 1996, and 1997. Management determined that the receivables related to modified single-route distributors were the only substantial incremental cost of converting the modified single-route distributors. Therefore, the costs included in the 1995 Reserve primarily related to legal and bad-debt costs associated with the purchase of available modified single-route distributors or termination of nonperforming modified single-route distributors, some of which were required under its recourse provisions with the financial institution to whom the Company had sold certain receivables. In fiscal 1996, the Company utilized approximately $3,091,000 of the 1995 Reserve, resulting in an ending balance of approximately $3,359,000 at December 28, 1996. For the year ended January 3, 1998, the Company utilized all of the remainder of the reserve.

   In addition to the establishment of the 1995 Reserve, the Company recorded several nonrecurring charges in 1995 totaling approximately $12,765,000. These nonrecurring charges were associated with changes made in the sales and administrative staff, as well as changes in certain product lines produced by the Company. The nonrecurring items included the following:

      1. The payment of early retirement and severance benefits of approximately $3,700,000. The new management team determined that the sales and administrative functions of the Company could be streamlined and simplified.

         As a result, the Company offered an early retirement option to eligible employees and completed severance agreements with others.
         Substantially all of the payments were made to individuals prior to December 30, 1995, and no reserves were outstanding at December 30, 1995.

      2. The write off of certain assets related to the restructuring of the sales force of approximately $4,949,000. The new management team determined that the sales function was larger than necessary to service the core distribution system. Therefore, in addition to and as a result of reducing headcount, the value of several assets was either impaired or eliminated. These assets primarily related to a computer system of approximately $2,728,000 that was being developed to track reporting for single-route distributors. The system was not functional for multiroute distributors, and consequently, further development was curtailed, and the system was never completed. Also, certain field assets, including sales office furniture, vehicles, and warehouses of approximately $2,221,000, were eliminated.

      3. The write off of certain display equipment and packaging for a discontinued "low-fat, no-fat" product line of approximately $4,116,000. In the fourth quarter of 1995, the Company completed an analysis noting that these product lines were not widely accepted among the Company's core customers. Therefore, management made a decision to eliminate a significant number of these products from its product line. The packaging write off of approximately $1,487,000 related to prepurchased inventory for certain "low-fat, no-fat" products that were not accepted by the market. The display equipment related primarily to equipment purchased specifically for the discontinued products of approximately $2,629,000.


3. ACCOUNTS AND NOTES RECEIVABLE

   Accounts and notes receivable as of January 3, 1998 and December 28, 1996 consist of the following (in thousands):


                                                                         January 3,      December 28,
                                                                            1998              1996
                                                                         ----------      ------------

                Notes receivable from distributors                       $    3,008      $      3,772
                Trade accounts receivable                                    17,361            23,860
                Less allowance for doubtful accounts                         (4,484)           (8,680)
                                                                         ----------      ------------
                                                                             15,885            18,952
                Less current portion                                        (15,408)          (18,519)
                                                                         ----------      ------------
                Noncurrent accounts and notes receivable, net            $      477      $        433
                                                                         ==========      ============

   Notes receivable from distributors are due in varying amounts over periods of up to ten years and bear interest at stated rates from 0% to 16.25%. The interest rates on notes receivable related to distributorship financing were 13.25% and 13.2% for the years ended

   January 3, 1998 and December 28, 1996. The notes are payable over an eight-year amortization schedule, with a balloon payment at the end of year five. The notes are secured by certain distributor assets and guarantees.

   The Company had an agreement with a financial institution to sell receivables from distributors. The proceeds under this agreement for the years ended December 28, 1996 and December 30, 1995 were $335,000 and $4,422,000, respectively, and are included in cash flows from operating activities in the accompanying statements of cash flows. In fiscal 1997, the Company did not sell receivables under this agreement.

   Prior to the Offering (Note 4), the Company had guaranteed the repayment of certain amounts of these receivables. The Company settled the guaranteed amount by paying $10,000,000 in full satisfaction of the note payable under guarantee obligations (Note 4) and as a settlement of the remaining guaranteed amount. This remaining settlement amount was reserved for as of December 28, 1996. Therefore, the ultimate amount of the Company's guaranteed repayment did not have a material effect on the financial position or results of operations.

   Subject to certain conditions, the Company has the right of first refusal to repurchase, for either cash or a note at the Company's option, distributorships or distributorship assets from certain distributors at a multiple of 3.5 times the amount of the average annual net cash flow, as adjusted, of the distributorship, measured over the preceding three years. This obligation relates only to those distributors who have signed the 1997 distributor agreement and have been in full compliance, as defined in the 1997 distributor agreement, for the previous three years. As of January 3, 1998, 90 of the Company's distributors had signed the new agreement. Consequently, the Company may not be required to repurchase distributorships pursuant to this agreement until 2000. The Company believes that the repurchase requirement in the new distributor contract is an advantage to both the independent distributor network and to the Company. The repurchase requirement allows the Company greater control over its distribution network by providing the Company with a first opportunity to buy the businesses of existing distributors, should they desire to sell, and provides these distributors with an orderly exit strategy. This exit strategy will only be available to successful distributors who have remained in full compliance with their contracts for a minimum of three years, including meeting certain growth requirements, and thus enhances the value of successful distributorships and the distribution network as a whole. Because the Company does not know which distributors will avail themselves of this provision and when they might do so after becoming eligible, the Company believes that it is not possible to determine any future contingency requirement. Any potential repurchase obligation is, however, based on a multiple of net cash flow. Any repurchase is therefore funded primarily through the stream of future cash flows from the purchased distributorship, which is enhanced by the capture of integrated margins.

4. DEBT

   Long-term debt as of January 3, 1998 and December 28, 1996 consists of the following (in thousands):


                                                                     January 3,     December 28,
                                                                        1998           1996
                                                                     ----------     ------------
   10.5% senior secured notes due in 2004                            $   60,000     $          0
                                                                     ----------     ------------

   Senior credit agreement                                                    0            8,896
       Less current portion of senior credit agreement                        0           (1,533)
                                                                     ----------     ------------
                 Long-term portion of senior credit agreement                 0            7,363
                                                                     ----------     ------------

   Term loan from TFH                                                         0           59,828
                                                                     ----------     ------------
   6.75% Taylor County, Florida, industrial development
   revenue bonds; payable in five annual installments
   beginning September 1, 2000, secured by property with
   a net book value of $4,561 and $4,979 in 1997 and 1996,
   respectively                                                           5,800            5,800

   6.5% Industrial Development Board of the County of
   Knox, Tennessee, industrial development revenue
   bonds; payable in five equal annual installments
   beginning October 1, 2005, secured by property with a
   net book value of $6,274 and $6,578 in 1997 and 1996,
   respectively                                                           4,200            4,200
                                                                     ----------     ------------
                 Long-term industrial development revenue
                   bonds                                                 10,000           10,000
                                                                     ----------     ------------

   Note payable under guarantee obligations                                   0            7,192
                                                                     ----------     ------------
   Capital lease and other debt obligations; secured by
   computers, office equipment, and vending machines                        324              351
       Less current portion of capital lease obligations                    (27)             (24)
                                                                     ----------     ------------
                 Long-term portion of capital lease
                   obligations                                              297              327
                                                                     ----------     ------------
   Long-term debt                                                    $   70,297     $     84,710
                                                                     ==========     ============

   On October 14, 1997, the Company sold $60,000,000 of 10.5% Senior Secured Notes (the "Notes") due November 1, 2004. The Notes are secured by a first lien on and security interest in substantially all of the assets and properties owned by the Company, except those that are security for other debt obligations. The indenture relating to the Offering has certain covenants, as defined. The Company may not redeem the Notes prior to November 1, 2001, and following that date, the Company may redeem the Notes in whole or in part at redemption prices, as defined. In connection with the Offering, the Company incurred (3,500,000 in fees and expenses which were capitalized and are being amortized over the life of the Notes. As of January 3, 1998, the accumulated amortization of these costs equals approximately $115,000. In addition, the Company paid an additional bonus of $500,000 to management in connection with the Offering, which is shown separately on the statements of operations.

   The proceeds of the Offering were used to pay certain of the Company's debt obligations. Amounts paid include $40,000,000 to TFH, $8,336,000 to the lenders under the Senior Credit Agreement, and $10,000,000 to satisfy the note payable and outstanding amounts relating to the Company's guarantee obligations (Note 3) with a financial institution. After the Offering, the remaining portion of the TFH obligations, including accrued interest thereon, was converted to $7,000,000 of Class A preferred stock and $21,755,000 of Class B preferred stock (Note 5).

   The payment of $8,336,000 satisfied all outstanding amounts under the Senior Credit Agreement which the Company had entered into on August 30, 1996. Prior to the Offering, the Senior Credit Agreement provided for a revolving loan, letter-of-credit accommodations, a term loan, and additional equipment loans. After the payment, as part of the Offering, the Senior Credit Agreement was amended to include only letter-of-credit accommodations and a revolving loan facility.

   The revolving loan is based on 85% of all eligible accounts, plus 50% of the value of eligible inventory, as defined. Interest is payable on the revolving loan at a rate of 1.375% above the prime rate of interest. The maximum borrowing amount under the revolving loan and the letter-of-credit accommodations is $17,000,000. Standby letters of credit relating to insurance coverages and inventory purchases were outstanding under the revolving loan as of January 3, 1998 and December 28, 1996 in the amounts of $2,799,000 and $3,036,000, respectively. For the year ended January 3, 1998, the weighted average interest rate under the revolving loan was 9.7%. At January 3, 1998 and December 28, 1996, there were no outstanding balances other than the letters of credit under the revolving loan.

   The Senior Credit Agreement matures August 30, 1999 and contains a provision for the extension of the maturity date for up to two one-year periods upon the agreement of both the Company and the lender. The Senior Credit Agreement, as amended, requires the Company to maintain certain financial ratios relating to working capital and tangible net worth, as defined. The Senior Credit Agreement also restricts the Company in a number of areas, including, but not limited to, paying dividends, incurring additional indebtedness, certain investment activities, and capital expenditures. As of January 3, 1998, the Company was in compliance with all financial ratios and restrictive covenants.

   Until August 30, 1996, the Company had a senior term loan (the "Senior Term Loan") pursuant to a credit agreement dated June 3, 1988, as amended June 6, 1990, May 13, 1993, and December 31, 1994, between the Company and a bank group. The interest on these loans was at either a base rate plus 1.5% per annum or a Eurodollar rate, as defined.

   Prior to the Offering, in addition to the obligation to TFH, the Company had an agreement with a financial institution to sell receivables from distributors (Note 3) and receivables relating to vending machine leases (Note 6). On August 30, 1996, the Company amended its agreement with the financial institution relating to the Company's guaranty obligation for receivables sold. The new agreement established a note payable (the "Note Payable") for the Company's guaranty obligations related to failed distributors or unpaid notes. When a sold receivable became the responsibility of the Company, as defined by the agreement, the amount of the obligation was added to the Note Payable balance carried on the Company's balance sheet. With the $10,000,000 paid as part of the Offering, the Company eliminated its obligation relating to receivables sold and satisfied all outstanding amounts under the Note Payable.

   The scheduled maturities of all company debt obligations are $27,000 in 1998, $29,000 in 1999, $1,034,000 in 2000, $1,038,000 in 2001, $1,040,000 in
   2002, and $67,156,000 in the years thereafter.


5. SHAREHOLDERS' EQUITY

   On October 14, 1997, in connection with the Offering, the Company issued 7,000 shares of Class A preferred stock and 21,737 shares of Class B preferred stock. The Class A preferred stock has an aggregate liquidation preference of $7,000,000 and was issued in exchange for $7,000,000 of the outstanding term loan from TFH, as discussed in Note 4. The Class A preferred stock is exchangeable at the option of the Company or the holder upon certain events, and is therefore classified outside of shareholders' equity in the accompanying balance sheets. As the Class A preferred stock has characteristics that are similar to debt, dividends are accrued to interest expense. The Class B preferred stock has an aggregate liquidation preference of $21,755,000 and was issued in exchange for the remaining outstanding term loan from TFH, as discussed in Note 4. The Class A and Class B preferred stock is nonvoting, except in certain circumstances. The Class A preferred stock ranks senior to the Class B preferred stock. Dividends on the Class A preferred stock and the Class B preferred stock accrue at a rate of 10.5% and 9.5%, respectively. Unpaid dividends increase the liquidation preference of the respective shares. Upon a change in control, holders of up to $10,000,000 of Class A preferred stock will be entitled to require the Company to purchase these shares at 100% of the liquidation preference at the date of purchase. On or after January 1, 1999, up to an aggregate of $10,000,000 of Class A preferred stock may be exchangeable at the Company's option for an equal amount of subordinated debt, only if the Company meets certain financial targets, as defined. Dividends of $167,000 were accrued to the Class A preferred stock and are included in interest expense in the accompanying statements of operations. Dividends of $471,000 were accrued to the Class B preferred stock and are included in the accumulated deficit.


6. SALE OF VENDING MACHINE LEASES

   The Company supplies vending machines to certain distributors under sales-type and operating leases. During December 1994, the Company entered into an agreement to periodically sell to a financial institution, with limited recourse, the revenue stream related to sales-type leases and to obtain long-term financing secured by the revenue stream related to operating leases. The Company discontinued transactions under this agreement in May 1996. The proceeds under this agreement during 1996 and 1995 were $300,000 and $2,402,000 respectively, which represent the present value of the future lease payments using a discount rate of 13.2%. These amounts are included in cash flows from financing activities in the accompanying statements of cash flows. The portion of the proceeds relating to operating leases was classified as other long-term obligations and was to be repaid over the operating lease term or through the sale of the vending machines to the distributors using sales-type lease arrangements. At December 28, 1996 and December 30, 1995, there were approximately $331,000 and $1,220,000, respectively, of other long-term obligations, which were securitized by operating lease payments. These long-term obligations were eliminated as part of the $10,000,000 payment made in the Offering (Note 4), and no obligations remain at January 3, 1998. Also, under the limited recourse provisions of the original agreement, the Company was contingently liable for 50% of the sales-type leases sold. This contingency was also eliminated as part of the Offering (Notes 3 and 4).


7. INCOME TAXES

   The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes," and files a consolidated federal income tax return with TFH.

   The components of the deferred tax assets and liabilities as of January 3, 1998 and December 28, 1996 are as follows (in thousands):


                                                                         January 3,     December 28,
                                                                            1998            1996
                                                                         ----------     ------------
                Deferred tax liabilities:
                    Property, plant, and equipment                       $    5,119     $      6,113
                    Other                                                       934                0
                                                                         ----------     ------------
                              Total deferred tax liabilities                  6,053            6,113
                                                                         ----------     ------------
                Deferred tax assets:
                    Operating loss carryforwards                            (19,687)         (17,007)
                    Restructuring reserves                                        0           (1,310)
                    Accounts and notes receivable                            (1,760)          (4,280)
                    Pensions and employee benefits                           (2,924)          (2,819)
                    Workers' compensation                                      (750)            (601)
                    Discount on industrial development
                      revenue                                                  (582)            (647)
                    Other                                                         0             (319)
                                                                         ----------     ------------

                              Total deferred tax assets                     (25,703)         (26,983)
                                                                         ----------     ------------
                Net deferred tax assets                                     (19,650)         (20,870)
                Less valuation allowance                                     19,650           20,870
                                                                         ----------     ------------
                Net deferred tax assets                                  $        0     $          0
                                                                         ==========     ============

   The Company has operating loss carryforwards of approximately $50,000,000, which begin to expire in 2009.

   The provision for income taxes consisted of the following as of January 3, 1998, December 28, 1996, and December 30, 1995 (in thousands):


                                       January 3,    December 28,   December 30,
                                          1988           1996           1995
                                       ----------    ------------   ------------
       Federal income taxes:
           Current                     $        0    $          0   $       (400)
           Deferred                             0               0              0
       State and franchise taxes               50               0              0
                                       ----------    ------------   ------------
       Provision for income taxes      $       50    $          0   $       (400)
                                       ==========    ============   ============


   For the years ended January 3, 1998, December 28, 1996, and December 30, 1995, the provision for income taxes at the Company's effective rate differed from the provision (benefit) for income taxes at the statutory rate, as follows (in thousands):


                                                    January 3,    December 28,      December 30,
                                                       1988          1996                1995
                                                    ----------    ------------      ------------
  Income tax benefit at federal statutory
    rate                                            $   (2,020)   $     (3,763)     $     (6,263)
  State income taxes, net of federal effect               (237)           (443)             (737)
  Interest expense on TFH term loan                      2,480               0                 0
  Change in valuation allowance                         (1,220)          3,246             6,886
  Alternative minimum tax carrybacks                         0               0              (500)
  Intangibles amortization                                 347             347               347
  Other                                                    700             613              (133)
                                                     ---------    ------------      ------------
  Provision for (benefit from) income
    taxes                                            $      50    $          0      $       (400)
                                                     =========    ============      ============


8. EMPLOYEE BENEFIT PLANS

   The Company has two noncontributory defined benefit retirement plans (the "Hourly Plan" and the "Salaried Plan") which cover substantially all full-time employees who are at least 21 years of age. The Company also has an unqualified pension plan ("Unqualified Plan") covering only certain salaried employees. The plans provide for payment of monthly benefits to participants upon their reaching normal retirement dates. Benefit amounts are determined by a benefit formula which considers length of service and average salary for the Salaried Plan and the Unqualified Plan and length of service multiplied by a fixed rate, as determined by the Company, for the Hourly Plan. The pension cost for the Hourly Plan and the Salaried Plan is funded at amounts equal to the minimum funding requirements of the Employee Retirement Income Security Act of 1974. Assets of the Hourly Plan and the Salaried Plan include common stocks, U.S. government securities, and corporate bonds. The Unqualified Plan is not funded.

   The following table sets forth the plans' funded status and amounts recognized in the Company's balance sheet as of January 3, 1998 (in thousands):


                                                            SALARIED        HOURLY        UNQUALIFIED
                                                              PLAN           PLAN            PLAN
                                                            --------       --------       -----------
       Actuarial present value of benefit obligations:
           Vested                                           $ 24,135       $ 17,461       $       201
           Nonvested                                             384            135                20
                                                            --------       --------       -----------
       Accumulated benefit obligation                         24,519         17,596               221
       Effect of projected future compensation levels          5,450              0                86
                                                            --------       --------       -----------
       Projected benefit obligation                           29,969         17,596               307
       Plan assets at fair value                             (32,388)       (18,996)                0
       Unrecognized prior service costs                       (2,267)         1,874               (43)
       Unrecognized net gain                                   7,086          2,690               759
                                                            --------       --------       -----------
       Accrued pension costs                                $  2,400       $  3,164       $     1,023
                                                            ========       ========       ===========



   Net periodic pension costs for the plans for the years ended January 3, 1998, December 28, 1996, and December 30, 1995 included the following components (in thousands):



                                                  January 3,       December 28,     December 30,
                                                     1998              1996             1995
                                                  ----------       ------------     ------------
       Service cost of benefits earned during
          the period                              $     (979)      $      1,077     $      1,158
       Interest cost on projected benefit
          obligation                                   3,219              3,269            3,359
       Actual return on assets                        (8,533)            (4,798)          (9,819)
       Amortization of prior service costs                68                880                0
       Net amortization and deferral                   4,746                464            6,342
       Settlement gain                                     0                  0             (166)
                                                  ----------       ------------     ------------
       Net periodic pension costs                 $      479       $        892     $        874
                                                  ==========       ============     ============

   The rate of increase in future compensation levels and the expected long-term rate of return on assets used in determining the actuarial present value of the projected benefit obligation were 5% and 9%, respectively, as of January 3, 1998, December 28, 1996, and December 30, 1995. The discount rates used in determining the actuarial present value of the projected benefit obligation for January 3, 1998, December 28, 1996, and December 30, 1995 were 7%, 7.5%, and 7%, respectively.

   Pursuant to the provisions of SFAS No. 87 "Employers' Accounting for Pensions," the Company recorded as accrued pension cost an additional minimum pension liability of $717,000 as of December 31, 1994, representing the amount by which the accumulated benefit obligation exceeded the fair value of plan assets plus accrued amounts previously recorded. The amount in excess of previously unrecognized prior service cost was recorded as a reduction of shareholders' equity in the amount of $717,000 at December 31,

   1994. There was no additional minimum pension liability at January 3, 1998, December 28, 1996, or December 30, 1995.

   The Company also has a defined contribution plan which covers substantially all employees who are eligible at the start of the quarter after their hire dates. The Company may match a portion of an employee's contributions up to a maximum amount. For the years ended January 3, 1998, December 28, 1996, and December 30, 1995, the Company contributed approximately $195,000, $133,000, and $130,000, respectively, to this plan.

   During 1995, the Company offered an early retirement incentive plan to certain members of the Hourly and Salaried Plans. Certain special benefits were offered to eligible employees, and lump-sum payments were paid out of the Salaried Plan. As a result, the Company recognized a pension settlement gain of $166,000 in accordance with SFAS No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits." There was no early retirement incentive plan during 1996 or 1997.


9. POSTRETIREMENT BENEFITS OTHER THAN PENSIONS

   The Company provides certain health care and life insurance benefits for certain retired employees. The Company may provide certain health care and life insurance benefits for employees electing early retirement in the future until they reach normal retirement age. The liability for these benefits is not funded. The Company accounts for these benefits in accordance with SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions."

   The components of the accumulated benefit obligation as of January 3, 1998 and December 28, 1996 are as follows (in thousands):


                                                                         January 3,     December 28,
                                                                            1998            1996
                                                                         ----------     -------------
Current retirees                                                         $      977     $      1,522
Active employees                                                                457              392
                                                                         ----------     -------------
Accumulated benefit obligation                                                1,434            1,914
Unrecognized net gain                                                           621              328
                                                                         ----------     -------------
Accrued postretirement benefit cost                                      $    2,055     $      2,242
                                                                         ==========     ============

    Net costs of the plan for the years ended January 3, 1998, December 28, 1996, and December 30, 1995 included the following components (in thousands):


                                                   January 3,    December 28,  December 30,
                                                     1998            1996          1995
                                                   ----------    ------------  ------------
       Service cost of benefits earned during
          the period                               $        4    $          4  $          5
       Interest cost on projected benefit
          obligation                                      129             153           123
                                                   ----------    ------------  ------------
       Net postretirement benefit costs            $      133    $        157  $        128
                                                   ==========    ============  ============


    A 7% annual rate of increase in the per capita cost of covered health care benefits is assumed for all future years for certain grandfathered retirees; for all other current and future retirees, no increase was assumed due to a fixed payment schedule. A 1% increase in the assumed health care cost trend rate year would increase the accumulated postretirement benefit obligation by 3.8% as of January 3, 1998 and would increase the fiscal 1997 expense by 4.1%. The weighted average discount rates used in determining the accumulated postretirement benefit obligation were 7%, 7.5%, and 7% as of January 3, 1998, December 28, 1996, and December 30, 1995, respectively.

10. COMMITMENTS AND CONTINGENT LIABILITIES

    LEASES

    The Company leases vehicles and warehouse space under noncancelable operating leases. Noncancelable future minimum operating lease commitments as of January 3, 1998 were as follows (in thousands):


                                  1998                                           $1,365
                                  1999                                              639
                                  2000                                              379
                                  2001                                              184
                                  2002                                               83
                                  Thereafter                                      2,748
                                                                                 ------
                                                                                 $5,398
                                                                                 ======

    The rental expense for all operating leases for the years ended January 3, 1998, December 28, 1996, and December 30, 1995 was approximately $4,196,000, $2,914,000, and $3,389,000, respectively.

    LITIGATION

    The Company is a party to a number of claims and lawsuits incidental to its business. In the opinion of management, after consultation with outside counsel, the ultimate outcome of these matters, in the aggregate, will not have a material adverse effect on the financial position or results of operations of the Company.

    EMPLOYMENT AGREEMENTS

    The Company has entered into employment agreements with certain executive officers which guarantee benefits.

    DISTRIBUTOR REPURCHASE REQUIREMENT

    The Company will be obligated to purchase certain distributors at certain terms as discussed in Note 3.

    LETTERS OF CREDIT

    The Company has outstanding certain letters of credit (Note 4).

                                                    SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       TOM'S FOODS INC.


                                       By: /s/ Rolland G. Divin
                                           ----------------------------------
                                           Rolland G. Divin
                                           President, Chief Executive Officer
                                           and Director
Dated: April 3, 1998

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities indicated on April 3, 1998.

/s/ Rolland G. Divin
----------------------------------
Rolland G. Divin, President, Chief
Executive Officer and Director

/s/ S. Albert Gaston
----------------------------------
S. Albert Gaston, Senior Vice
President and Chief Financial
Officer

/s/ Michael E. Heisley
----------------------------------
Michael E. Heisley, Director

/s/ Stanley H. Meadows
----------------------------------
Stanley H. Meadows, Assistant
Secretary and Director

/s/ Thomas C. Mattick
----------------------------------
Thomas C. Mattick, Director

/s/ Emily Heisley Stoeckel
----------------------------------
Emily Heisley Stoeckel, Director

/s/ Andrew C.G. Sage II
----------------------------------
Andrew C.G. Sage II, Director

              REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON FINANCIAL
                               STATEMENT SCHEDULE


To the Board of Directors
of Tom's Foods Inc.:

We have audited in accordance with generally accepted auditing standards, the financial statements of Tom's Foods Inc. included in this Form 10-K and have issued our report thereon dated February 12, 1998. Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule at Exhibit 27 is the responsibility of the company's management and is presented for purposes of complying with the Securities and Exchange Commissions rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

ARTHUR ANDERSEN LLP



Atlanta, Georgia
                                February 12, 1998

                                TOM'S FOODS INC.
                        Valuation and Qualifying Accounts
                         Allowance for Doubtful Accounts
                                 (in thousands)



                                                                                                        Balance at
                         Balance at           Charged to                                                  End of
                          Beginning            Cost and           Charged to                                the
                        of the Period          Expenses         Other Accounts          Deductions        Period
                        -------------          --------         --------------          ----------        ------
1995                        5,693                4,315              269 (A)                928 (B)           9,349
1996                        9,349                  444              523 (A)              1,636 (B)           8,680
1997                        8,680                  530               74 (A)              4,800 (B)           4,484

-------------

(A) Represents amounts recovered.
(B) Represents amounts charged against the reserve.