Form 10-Q
period 1998-03-28
TOMS FOODS INC
filed 1998-05-08
CIK 1048339

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)

[X]      JOINT QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934.

For the quarter (twelve weeks) ended March 28, 1998.

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
EXCHANGE ACT OF 1934.

For the transition period from              to

Commission File Number

         Tom's Foods Inc.
(Exact name of registrant as specified in its charter)

         Delaware
(State or other jurisdiction of incorporation or organization)

         58-1516963
(I.R.S. Employer Identification No.)

         900 8th Street
         Columbus, GA  31902
(Address of principal executive offices, including zip code)

         (706) 323-2721
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days. Yes [|X| ] No [ ]

                                TOM'S FOODS INC.

                          QUARTERLY REPORT ON FORM 10-Q
                              FOR THE TWELVE WEEKS
                              ENDED MARCH 28, 1998

                                TABLE OF CONTENTS


                                                                                                            Page

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements:

         Balance Sheets as of March 28, 1998 (unaudited) and January 3, 1998..................................3

         Statements of Operations (unaudited) for the twelve weeks ended
                  March 28, 1998 and March 22, 1997...........................................................4

         Statements of  Cash Flows (unaudited) for the twelve weeks ended
                  March 28, 1998 and March 22, 1997...........................................................5

         Notes to Financial Statements........................................................................6

Item 2.  Management's Discussion and Analysis of Financial Condition and
                  Results of Operations.......................................................................7

PART II. OTHER INFORMATION

Signatures                 ..................................................................................10

                                TOM'S FOODS INC.
                                 BALANCE SHEETS
                       MARCH 28, 1998 AND JANUARY 3, 1998
                      (in thousands except per share data)


                                                                                           March 28, 1998      January 3, 1998

                                                                                          ----------------     ----------------
                                                                                            (unaudited)

ASSETS
Current Assets:

     Cash and short-term investments                                                      $        2,212       $          7,487
     Accounts and notes receivable, net                                                           17,352                 15,408
     Inventories:

         Raw Materials                                                                             3,190                  2,494
         Packaging materials                                                                       2,327                  1,928
         Finished goods and work in progress                                                       5,930                  5,217
     Other current assets                                                                          2,097                  2,328
                                                                                          --------------       ----------------
             Total current assets                                                                 33,108                 34,862
                                                                                          --------------       ----------------
Property, Plant, and Equipment:

     Land and land improvements                                                                    5,541                  5,546
     Buildings                                                                                    14,264                 14,304
     Machinery, equipment and vehicles                                                            44,479                 44,309
     Vending and other distribution equipment                                                     10,973                 11,184
     Furniture and fixtures                                                                        9,085                  8,906
     Construction in progress                                                                      3,558                  2,743
                                                                                          --------------       ----------------
             Total property, plant and equipment                                                  87,900                 86,992
     Accumulated depreciation                                                                    (35,994)               (34,662)
                                                                                          --------------       ----------------
             Net property, plant and equipment                                                    51,906                 52,330
                                                                                          --------------       ----------------
Noncurrent accounts and notes receivable, net                                                        712                    477
Other assets                                                                                       4,997                  5,112
Goodwill and intangible assets,net                                                                47,877                 48,264
                                                                                          --------------       ----------------
             Total assets                                                                 $      138,600       $        141,045
                                                                                          ==============       ================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:

     Accounts payable                                                                     $        9,080       $         11,070
     Accrued liabilities                                                                          11,924                 10,973
     Current portion of capital lease and other debt obligations                                      78                     27
                                                                                          --------------       ----------------
             Total current liabilities                                                            21,082                 22,070
                                                                                          --------------       ----------------
Long-Term Debt:

     Senior secured notes                                                                         60,000                 60,000
     Industrial development revenue bonds                                                         10,000                 10,000
     Capital lease and other debt obligations                                                        235                    297
                                                                                          --------------       ----------------
             Total long-term debt                                                                 70,235                 70,297
                                                                                          --------------       ----------------
Other long-term obligations                                                                           37                     37
Accrued pension cost                                                                               6,710                  6,587
Accrued postretirement benefits other than pensions                                                2,055                  2,055
Exchangable Preferred Stock, $.01 par value, Class A, 7,000 shares authorized,
     7,000 shares issued and outstanding at March 28, 1998 and January 3, 1998                     7,339                  7,167
Shareholders' Equity:
     Common stock, $0.01 par value; 10,000 shares authorized, 5,000, and 5,000 shares issued and outstanding at March 28, 1998, and January 3, 1998

Preferred Stock, $.01 par value, Class B,  21,737 shares authorized, 21,737 shares
     issued and outstanding at March 28, 1998 and January 3, 1998                                 22,708                 22,226
Additional paid-in capital                                                                        43,225                 43,225
Accumulated deficit                                                                              (34,791)               (32,619)
                                                                                          --------------       ----------------
             Total shareholders' equity                                                           31,142                 32,832
                                                                                          --------------       ----------------

             Total liabilities and shareholders'  equity                                  $      138,600       $        141,045
                                                                                          ==============       ================

The accompanying notes are an integral part of these financial statements.

                                TOM'S FOODS INC.
                            STATEMENTS OF OPERATIONS
                           FOR THE TWELVE WEEKS ENDED
                        MARCH 28, 1998 AND MARCH 22, 1997
                                 (in thousands)

                                                                                     TWELVE WEEKS ENDED
                                                                      -------------------------------------------------
                                                                             March 28, 1998          March 22, 1997
                                                                      -------------------------------------------------
                                                                          (unaudited)                  (unaudited)
Net Sales                                                                        $ 45,656                     $ 50,345
Cost of Goods Sold                                                                (28,065)                     (31,919)
                                                                      -------------------          -------------------
    Gross Profit                                                                   17,591                       18,426
Expenses and Other Income:
    Selling and Administrative Expenses                                           (17,366)                     (17,466)
    Amortization of Goodwill, Intangible Assets
       and Refinancing Costs                                                         (502)                        (387)
    Other Income, Net                                                                 516                          311
                                                                      -------------------          -------------------
Income from Operations                                                                239                          884
Interest Expense (Net of Interest Income)                                          (1,814)                      (2,345)
                                                                      -------------------          -------------------
Loss before Income Taxes                                                           (1,575)                      (1,461)
Provision for Income Taxes                                                            115                          115
                                                                      -------------------          -------------------
Net Loss                                                                         $ (1,690)                    $ (1,576)
                                                                      ===================          ===================




The accompanying notes are an integral part of these financial statements.

                                TOM'S FOODS INC.
                            STATEMENTS OF OPERATIONS
                           FOR THE TWELVE WEEKS ENDED
                        MARCH 28, 1998 AND MARCH 22, 1997

                                 (in thousands)


                                                                      TWELVE WEEKS ENDED
                                                         ----------------------------------------------
                                                           March 28,1998                March 22, 1997
                                                         -----------------           ------------------
                                                           (unaudited)                  (unaudited)

Cash Flows from Operating Activities:
    Net loss                                                     $ (1,690)                    $ (1,576)
                                                         ----------------            -----------------
    Adjustments to reconcile net loss to net cash
      (used in) provided by operating activities:
    Depreciation and amortization                                   2,190                        1,989
    Dividends accrued                                                 172                            -
    Provision (benefit) for income taxes                              115                          115
    Loss (gain) on disposal of property,
        plant, and equipment                                         (147)                         (13)
    Changes in assets and liabilities:
        Accounts and notes receivable                              (2,179)                      (1,307)
        Inventories                                                (1,808)                        (422)
        Other assets                                                  231                         (782)
        Accounts payable                                           (1,990)                      (3,224)
        Other liabilities                                             836                          910
        Accrued pension cost                                          123                          202
                                                         ----------------            -----------------
                Total adjustments                                  (2,457)                      (2,532)
                                                         ----------------            -----------------
    Net cash provided by (used in)
        operating activities                                       (4,147)                      (4,108)
                                                         ----------------            -----------------
Cash Flows from Investing Activities:
    Additions to property, plant, equipment                        (1,502)                        (851)
    Proceeds from disposal of property,
         plant and equipment                                          385                            1
                                                         ----------------            -----------------
    Net cash used in investing activities                          (1,117)                        (850)
                                                         ----------------            -----------------
Cash Flows from Financing Activities:
    Net borrowing on working capital revolver                           -                        3,324
    Repayments of long-term debt                                        -                         (348)
    Proceeds from long-term debt                                        -                          840
    Other debt                                                        (11)                         (34)
                                                         ----------------            -----------------
    Net cash provided by (used in)
         financing activities                                         (11)                       3,782
                                                         ----------------            -----------------
Increase (decrease) in cash and
    short-term investments                                         (5,275)                      (1,176)
Cash and short-term investments,
    beginning of period                                             7,487                        2,672
                                                         ----------------            -----------------
Cash and short-term investments,
        end of period                                             $ 2,212                      $ 1,496
                                                         ================            =================

Interest paid during the period                                     $ 262                        $ 518

Income taxes paid during the period                                  $ 57                         $ 14


                                                                               5
The accompanying notes are an integral part of these financial statements.

                                TOM'S FOODS INC.
                          NOTES TO FINANCIAL STATEMENTS

Item 1.  BASIS OF FINANCIAL STATEMENTS AND FORMATION AND ORGANIZATION

The accompanying unaudited financial statements of Tom's Foods Inc. have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. It is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto included in the annual report and Form 10-K for the fiscal year ended January 3, 1998.

The accompanying unaudited financial statements include, in the opinion of management, all adjustments, which are of a normal recurring nature, necessary for a fair presentation for the periods presented. Results for the interim periods presented are not necessarily indicative of results that may be expected for a full fiscal year.

FISCAL YEAR

The Company's fiscal year is the 52- or 53-week period ending on the Saturday nearest to December 31. The current year, fiscal 1998, ends January 2, 1999 and contains 52 weeks. The Company's first three quarters contain twelve weeks of results while the fourth quarter contains 16 or 17 weeks coinciding with the Company's fiscal year.

INVENTORIES

Inventories are stated at the lower of cost or market. Cost is determined using the average cost for raw materials, packaging materials, and work in process. Finished goods cost is determined using the first-in, first-out method. Cost elements include the cost of raw materials, direct labor, and overhead incurred in the manufacturing process.

REFINANCING

On October 14, 1997, the Company sold $60,000,000 of 10.5% Senior Secured Notes (the "Notes") due November 1, 2004. The Notes are secured by a first lien on and security interest in substantially all of the assets and properties owned by the Company, except those that are security for other debt obligations. The indenture relating to the Notes has certain covenants, as defined. The Company may not redeem the Notes prior to November 1, 2001, and following that date, the Company may redeem the Notes in whole or in part at redemption prices, as defined. In connection with the sale of the Notes, the Company incurred $3.5 million in fees and expenses which were capitalized and are being amortized over the life of the Notes.

The proceeds from the Notes were used to pay certain of the Company's debt obligations. Amounts paid included $40,000,000 toward obligations due to TFH Corp. (the Company's parent), $8,336,000 to the lender under a senior credit agreement, and $10,000,000 to satisfy the note payable and outstanding amounts relating to the Company's guarantee obligations with a financial institution. After the disbursements of proceeds from the Notes, the remaining portion of the TFH Corp. obligations, including accrued interest thereon, was converted to $7,000,000 of Class A preferred stock and $21,755,000 of Class B preferred stock.

The Class A preferred stock ranks senior to the Class B preferred stock. Dividends on the Class A preferred stock and the Class B preferred stock accrue at a rate of 10.5% and 9.5%, respectively. Dividends accrued to the Class A preferred stock are included in interest expense in the statement of operations. Dividends accrued to the Class B preferred stock are included in the accumulated deficit.

The payment of $8,336,000 satisfied all outstanding term loans under a senior credit agreement which the Company had entered into on August 30, 1996. Prior to the offering of the Notes, the senior credit agreement provided for a revolving loan, letter-of-credit accommodations, a term loan, and additional equipment loans. After the payment, as part of the offering of the Notes, the senior credit agreement was amended to include only letter-of-credit accommodations and a revolving loan facility.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

                        TWELVE WEEKS ENDED MARCH 28, 1998
                  COMPARED TO TWELVE WEEKS ENDED MARCH 22, 1997

Net Sales for the first quarter ended March 28, 1998 were $45.7 million, a decrease of 9.3% or $4.7 million compared to the corresponding period in 1997. Most of the sales decrease in the first quarter 1998 was due to an anticipated decrease in contract sales volume versus the same period in 1997 which benefited from a higher level of contract sales.

Gross Profit decreased to $17.6 million in the first quarter of 1998 from $18.4 million in the first quarter of 1997, a decrease of $800,000 or 4.5%, corresponding with the decrease in sales discussed above. The Gross Profit percentage of 38.5% for the first quarter of 1998 was 1.9 percentage points higher than the first quarter of 1997 due to a favorable product mix (including benefits from new product introductions) and continued efforts to reduce raw material costs and improve manufacturing efficiencies.

Selling, General and Administrative expenses were relatively flat from year to year, decreasing slightly to $17.4 million from $17.5 million in the 1997 period, a decrease of 0.6% or $100,000. SG&A was higher as a percent of sales in the first quarter 1998 versus 1997 due to the nominal SG&A costs associated with contract sales which accounted for the majority of the sales decrease.

The increase in Amortization expense of approximately $115,000 was the result of the capitalization and amortization of debt issuance costs incurred in connection with the Notes issued in October 1997.

Other Income was $516,000 for the first quarter 1998 compared to $311,000 for the corresponding period in 1997 due primarily to an increase in vend rental income and a gain on the disposal of certain assets in the normal course of business.

Interest Expense, net of interest income, decreased to $1.8 million for the first quarter 1998 from $2.3 million in the prior year's first quarter due to lower debt levels and interest rates following the issuance of the Notes in October 1997.

The Provision for Income Taxes was $115,000 in 1998 and 1997 primarily for state income and franchise taxes. The Company estimates that it will have no Federal Tax obligation for the fiscal year due to loss carryforwards from prior years.

The Net Loss for the twelve week period ended March 28, 1998 of $1.7 million was $100,000 higher than the same period ended March 22, 1997 primarily due to the net result of lower sales offset by the higher gross profit margin and lower net interest expense.

Earnings before interest, taxes, depreciation and amortization ("EBITDA") represents the sum of income (loss) before income taxes plus interest expense, depreciation and amortization. EBITDA is a widely accepted measure of a Company's ability to incur and service debt, to undertake capital expenditures, and to meet working capital requirements. EBITDA is not a measure of financial performance under generally accepted accounting principles ("GAAP") and should not be considered an alternative either to net income as an indicator of the Company's operating performance or as an indicator of the Company's liquidity. EBITDA for first quarter 1998 was $2.4 million as compared to $2.9 million for the same period 1997. The primary reason for the lower EBITDA in 1998 was due to the anticipated decrease in contract sales versus the same period in 1997 which benefited from a higher level of contract sales.

FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash flow requirements are for working capital, capital expenditures and debt service. The Company has met its liquidity needs to date through internally generated funds and a revolving line of credit established in August 1996 as amended October 1997. As of March 28, 1998, the Company had no outstanding loans under the revolving line, had letters of credit outstanding of $2.8 million and had $10.3 million in borrowing availability thereunder.

The Company's working capital improved to $12.0 million as of March 28, 1998 from $9.5 million for the same period in 1997. The Company had no revolving line of credit borrowings outstanding during the first quarter 1998 and had $2.8 million outstanding in letters of credit. At the end of the first quarter 1997, $3.3 million was drawn on the Company's revolving line of credit and $3.0 million was outstanding in letters of credit.

Net cash used in operating activities was $4.1 million for each of the first quarters 1998 and 1997. The net changes in receivables, inventory, accounts payable and other working capital items are normal for the Company's first quarter driven by a seasonal inventory build-up, increasing sales and receivables levels and the payment of incentives to distributors and management earned during the prior year.

The inventory growth of $1.8 million in the first quarter of 1998 versus $422,000 for the same period in 1997 was largely due to the timing of peanut purchases made in the latter part of the first quarter 1998. In the first quarter 1998, accounts payable decreased by $2.0 million versus $3.2 million in the first quarter 1997 due primarily to the timing of inventory purchases and capital expenditures.

Capital expenditures were $1.5 million and $851,000 in first quarter 1998 and 1997, respectively. These funds were used to support normal manufacturing operations, the acquisition of distribution and equipment, and the Company's investment in Information Systems.

Net cash provided by or used in financing activities was essentially nil in the first quarter 1998 versus $3.8 million provided by financing activities in the first quarter 1997. In the first quarter 1998, no borrowings were made against the revolving line of credit.

The Company believes that internally generated funds, financing arrangements with the Golden Peanut Company and amounts available through its revolving line of credit are and will continue to be sufficient to satisfy its operating cash requirements and planned capital expenditures.

CAUTIONARY STATEMENT RELATED TO FORWARD-LOOKING STATEMENTS

The statements contained in the foregoing "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere which are not historical facts are forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from those set forth in the forward-looking statements. There can be no assurance that any forward-looking statement will be realized or that actual results will not be significantly higher or lower than set forth in such forward-looking statement.

Part II.    OTHER INFORMATION

Item 6.     Exhibits and Reports on Form 8-K.

            (a)      Exhibits.

                     27.1 Financial Data Schedule for the three months ended March 28, 1998 (for SEC use only).

                     27.2 Financial Data Schedule for the three months ended March 22, 1997 (for SEC use only).

            (b)      Reports on Form 8-K.

                     There were no reports on Form 8-K filed by the Registrants during the quarter ended March 28, 1998.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, each Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TOM'S FOODS INC.

By:  /s/  Rolland G. Divin
    ------------------------------------------
President, Chief Executive Officer,
and Director (Principal Executive Officer)

Date:    May l, 1998


By /s/  S. Albert Gaston
   -------------------------------------------
Senior Vice President, Chief Financial Officer
(Principal Financial and Accounting Officer)

Date:    May 1, 1998