Form 10-Q
period 1998-06-20
TOMS FOODS INC
filed 1998-07-30
CIK 1048339

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

      For the quarter (twelve weeks) ended June 20, 1998.

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

      For the transition period from              to
                                     -------------   ------------
      Commission File Number
                             --------------

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

Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

                                TOM'S FOODS INC.

                                     INDEX


                                                                                                                   Page
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements:

         Balance Sheets as of June 20, 1998 (unaudited) and January 3, 1998...........................................3

         Statements of Operations (unaudited) for the twelve weeks and twenty four weeks ended June 20, 1998 and June 14, 1997....................................................................4

         Statements of  Cash Flows (unaudited) for the twenty four weeks ended
             June 20, 1998 and June 14, 1997..........................................................................5

         Notes to Financial Statements................................................................................6

Item 2.  Management's Discussion and Analysis of Financial Condition and
             Results of Operations....................................................................................7

PART II. OTHER INFORMATION


Signatures   ........................................................................................................11

                                TOM'S FOODS INC.
                                 BALANCE SHEETS
                        JUNE 20, 1998 AND JANUARY 3, 1998
                      (in thousands except per share data)


                                                                                       June 20, 1998    January 3, 1998
                                                                                       --------------   ---------------
                                                                                         (unaudited)

ASSETS
Current Assets:
     Cash and short-term investments                                                    $   1,607       $   7,487
     Accounts and notes receivable, net                                                    17,604          15,408
     Inventories:
         Raw Materials                                                                      3,565           2,494
         Packaging materials                                                                2,669           1,928
         Finished goods and work in progress                                                6,740           5,217
     Other current assets                                                                   2,227           2,328
                                                                                        ---------       ---------
             Total current assets                                                          34,412          34,862
                                                                                        ---------       ---------
Property, Plant, and Equipment:
     Land and land improvements                                                             5,541           5,546
     Buildings                                                                             14,264          14,304
     Machinery, equipment and vehicles                                                     44,510          44,309
     Vending and other distribution equipment                                              11,732          11,184
     Furniture and fixtures                                                                 9,097           8,906
     Construction in progress                                                               4,079           2,743
                                                                                        ---------       ---------
             Total property, plant and equipment                                           89,223          86,992
     Accumulated depreciation                                                             (37,290)        (34,662)
                                                                                        ---------       ---------
             Net property, plant and equipment                                             51,933          52,330
                                                                                        ---------       ---------
Noncurrent accounts and notes receivable, net                                                 472             477
Other assets                                                                                4,858           5,112
Goodwill and intangible assets,net                                                         47,490          48,264
                                                                                        ---------       ---------
             Total assets                                                               $ 139,165       $ 141,045
                                                                                        =========       =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
     Accounts payable                                                                   $   8,532       $  11,070
     Accrued liabilities                                                                    7,781          10,973
     Revolving line of credit                                                               4,111               0
     Current portion of capital lease and other debt obligations                              137              27
                                                                                        ---------       ---------
             Total current liabilities                                                     20,561          22,070
                                                                                        ---------       ---------
Long-Term Debt:
     Senior secured notes                                                                  60,000          60,000
     Industrial development revenue bonds                                                  10,000          10,000
     Capital lease and other debt obligations                                                 685             297
                                                                                        ---------       ---------
             Total long-term debt                                                          70,685          70,297
                                                                                        ---------       ---------
Other long-term obligations                                                                   267              37
Accrued pension cost                                                                        6,835           6,587
Accrued postretirement benefits other than pensions                                         2,055           2,055
Exchangable Preferred Stock, $.01 par value, Class A, 7,000 shares authorized,
     7,000 shares issued and outstanding at June 20, 1998
     and January 3, 1998                                                                    7,510           7,167
Shareholders' Equity:
     Common stock, $0.01 par value; 10,000 shares authorized, 5,000
     shares issued and outstanding at June 20, 1998, and January 3, 1998                        -               -
Preferred Stock, $.01 par value, Class B,  21,737 shares authorized, 21,737 shares
     issued and outstanding at June 20, 1998 and January 3, 1998                           23,190          22,226
Additional paid-in capital                                                                 43,225          43,225
Accumulated deficit                                                                       (35,163)        (32,619)
                                                                                        ---------       ---------
             Total shareholders' equity                                                    31,252          32,832
                                                                                        ---------       ---------

             Total liabilities and shareholders'  equity                                $ 139,165       $ 141,045
                                                                                        =========       =========


   The accompanying notes are an integral part of these financial statements.

                                TOM'S FOODS INC.
                            STATEMENTS OF OPERATIONS
                   FOR THE TWELVE AND TWENTY FOUR WEEKS ENDED
                        JUNE 20, 1998 AND JUNE 14, 1997
                                 (in thousands)




                                                           TWELVE WEEKS ENDED         TWENTY FOUR WEEKS ENDED
                                                     ----------------------------- -----------------------------
                                                      June 20, 1998  June 14, 1997 June 20, 1998   June 14, 1997
                                                     --------------  ------------- -------------  --------------
                                                       (unaudited)    (unaudited)  (unaudited)     (unaudited)
Net Sales                                            $  50,025      $  50,135      $  95,681      $ 100,480
Cost of Goods Sold                                     (30,045)       (30,989)       (58,110)       (62,908)
                                                     ---------      ---------      ---------      ---------
    Gross Profit                                        19,980         19,146         37,571         37,572
Expenses and Other Income:
    Selling and Administrative Expenses                (17,745)       (17,266)       (35,111)       (34,732)
    Amortization of Goodwill, Intangible Assets
       and Refinancing Costs                              (503)          (387)        (1,005)          (774)
    Other Income, Net                                      380            202            896            513
                                                     ---------      ---------      ---------      ---------
Income from Operations                                   2,112          1,695          2,351          2,579
Interest Expense (Net of Interest Income)               (1,887)        (2,423)        (3,701)        (4,768)
                                                     ---------      ---------      ---------      ---------
Income (Loss) before Income Taxes                          225           (728)        (1,350)        (2,189)
Provision for Income Taxes                                 115            116            230            231
                                                     ---------      ---------      ---------      ---------
Net Income (Loss)                                    $     110      $    (844)     $  (1,580)     $  (2,420)
                                                     =========      =========      =========      =========

   The accompanying notes are an integral part of these financial statements.

                                TOM'S FOODS INC.
                            STATEMENTS OF CASH FLOWS
                         FOR THE TWENTY FOUR WEEKS ENDED
                         JUNE 20, 1998 AND JUNE 14, 1997
                                 (in thousands)


                                                                    TWENTY FOUR WEEKS ENDED
                                                         ------------------------------------
                                                          June 20, 1998         June 14, 1997
                                                         -----------------     --------------
                                                           (unaudited)           (unaudited)
Cash Flows from Operating Activities:
    Net loss                                                 $(1,580)          $(2,420)
                                                             -------           -------
    Adjustments to reconcile net loss to net cash
        (used in) provided by operating activities:
    Depreciation and amortization                              4,327             4,077
    Dividends accrued                                            343                 0
    Provision (benefit) for income taxes                         230               231
    Loss (gain) on disposal of property,
        plant, and equipment                                    (252)              (17)
    Changes in assets and liabilities:
        Accounts and notes receivable                         (2,191)            1,346
        Inventories                                           (3,335)             (156)
        Other assets                                             101              (209)
        Accounts payable                                      (2,538)           (4,412)
        Other liabilities                                     (3,168)            2,782
        Accrued pension cost                                     248               417
                                                             -------           -------
                Total adjustments                             (6,235)            4,059
                                                             -------           -------
    Net cash provided by (used in)
        operating activities                                  (7,815)            1,639
                                                             -------           -------
Cash Flows from Investing Activities:
    Additions to property, plant, equipment                   (3,059)           (1,910)
    Proceeds from disposal of property,
         plant and equipment                                     385                 7
                                                             -------           -------
    Net cash used in investing activities                     (2,674)           (1,903)
                                                             -------           -------
Cash Flows from Financing Activities:
    Net borrowing on working capital revolver                  4,111                 0
    Repayments of long-term debt                                  --              (799)
    Proceeds from long-term debt                                  --               840
    Other debt                                                   498                 0
                                                             -------           -------
    Net cash provided by (used in)
         financing activities                                  4,609                41
                                                             -------           -------
Increase (decrease) in cash and
    short-term investments                                    (5,880)             (223)
Cash and short-term investments,
    beginning of period                                        7,487             2,117
                                                             -------           -------
Cash and short-term investments,
        end of period                                        $ 1,607           $ 1,894
                                                             =======           =======

Interest paid during the period                              $ 4,056           $ 1,233

Income taxes paid during the period                          $    35                 0


   The accompanying notes are an integral part of these financial statements.

                                TOM'S FOODS INC.
                          NOTES TO FINANCIAL STATEMENTS

Item 1.  BASIS OF FINANCIAL STATEMENTS AND FORMATION AND ORGANIZATION

The accompanying unaudited financial statements of Tom's Foods Inc. have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. It is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto included in the Form 10-K for the fiscal year ended January 3, 1998.

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

HEDGING TRANSACTIONS

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 ("Statement 133"), Accounting for Derivative Instruments and Hedging Activities. The Statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments imbedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The Statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met.

The Company has limited involvement with derivative financial instruments and does not use them for trading purposes. The Company enters into various futures contracts and futures options to reduce the impact of volatility in raw material prices.

Statement 133 is effective for fiscal years beginning after June 15, 1999. The Company has not yet quantified the impacts of adopting Statement 133 on its financial statements and has not determined the timing or method of its adoption of Statement 133.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

                        TWELVE WEEKS ENDED JUNE 20, 1998
                  COMPARED TO TWELVE WEEKS ENDED JUNE 14, 1997

Net Sales for the second quarter ended June 20, 1998 were $50.0 million, virtually even with the corresponding period in 1997.

Gross Profit increased to $20.0 million in the second quarter of 1998 from $19.1 million in the second quarter of 1997, an increase of $834,000 or 4.4%. The Gross Profit percentage of 39.9% for the second quarter of 1998 was 1.7 percentage points higher than the second quarter of 1997 due to a favorable product mix (including benefits from new product introductions) and continued efforts to reduce raw material costs and improve manufacturing efficiencies.

Selling and Administrative Expenses were $17.7 million in the second quarter, an increase of $0.4 million from $17.3 million in the comparable 1997 period. Most of this increase can be directly attributed to the Company's acquisition of certain distributor operations during the early part of the second quarter.

The increase in Amortization expense of approximately $116,000 for the second quarter over the prior year second quarter was the result of the capitalization and amortization of the transaction costs associated with the issuance of the Notes in October 1997.

Other Income was $380,000 for the second quarter 1998 compared to $202,000 for the corresponding period in 1997 due primarily to an increase in vend rental income and a gain on the disposal of certain assets in the normal course of business.

Interest Expense, net of interest income, decreased to $1.9 million for the second quarter 1998 from $2.4 million in the prior year's second quarter due to lower debt levels and interest rates following the issuance of the Notes in October 1997.

The Provision for Income Taxes was $115,000 in the second quarters of 1998 and 1997 primarily for state income and franchise taxes. The Company estimates that it will have no Federal Tax obligation for the 1998 fiscal year due to loss carryforwards from prior years.

The Net Profit for the twelve week period ended June 20, 1998 of $100,000 was an improvement of $900,000 over the same period ended June 14, 1997 primarily due to the improved operating performance and lower net interest expense.

Earnings before interest, taxes, depreciation and amortization ("EBITDA") represents the sum of income (loss) before income taxes plus interest expense, depreciation and amortization. EBITDA is a widely accepted measure of a Company's ability to incur and service debt, to undertake capital expenditures, and to meet working capital requirements. EBITDA is not a measure of financial performance under generally accepted accounting principles ("GAAP") and should not be considered an alternative either to net income as an indicator of the Company's operating performance or as an indicator of the Company's liquidity. EBITDA for the second quarter of 1998 was $4.2 million as compared to $3.8 million for the same period in 1997.

                      TWENTY FOUR WEEKS ENDED JUNE 20, 1998
                COMPARED TO TWENTY FOUR WEEKS ENDED JUNE 14, 1997

Net Sales for the twenty four weeks ended June 20, 1998 were $95.7 million, a decrease of 4.8% or $4.8 million compared to the corresponding period in 1997. Most of the sales decrease in 1998 was due to anticipated decreases in contract sales (especially during the first quarter) versus the same period in 1997.

Gross Profit dollars for the first twenty four weeks of 1998 were flat to the corresponding period of 1997. The Gross Profit percentage of 39.3% for the first twenty four weeks of 1998 was 1.9 percentage points higher than the corresponding period of 1997 due to a favorable product mix

(including benefits from new product introductions) and continued efforts to reduce raw material costs and improve manufacturing efficiencies.

Selling and Administrative expenses for 1998 increased slightly to $35.1 million from $34.7 million in the comparable 1997 period, an increase of 1.1% or $379,000. Increased Selling expenses due to the acquisition of certain distributor operations in the early part of the second quarter of 1998 were the primary factor behind the increase.

Amortization expense increased approximately $231,000 year over year due to the capitalization and amortization of costs associated with the issuance of the Notes in October 1997.

Other Income was $896,000 for the first twenty four weeks of 1998 compared to $513,000 for the corresponding period in 1997 due primarily to an increase in vend rental income and a gain on the disposal of certain assets in the normal course of business.

Interest Expense, net of interest income, decreased to $3.7 million for the first twenty four weeks of 1998 from $4.7 million in the prior year's corresponding period due to lower debt levels and interest rates following the issuance of the Notes in October 1997.

The Provision for Income Taxes was $230,000 in 1998 versus $231,000 in 1997 primarily for state income and franchise taxes. The Company estimates that it will have no Federal Tax obligation for the fiscal year due to loss carryforwards from prior years.

The Net Loss for the twenty four week period ended June 20, 1998 of $1.6 million was $800,000 lower than for the same period ended June 14, 1997 primarily due to the improved operating performance and lower net interest expense.

Earnings before interest, taxes, depreciation and amortization ("EBITDA") represents the sum of income (loss) before income taxes plus interest expense, depreciation and amortization. EBITDA is a widely accepted measure of a Company's ability to incur and service debt, to undertake capital expenditures, and to meet working capital requirements. EBITDA is not a measure of financial performance under generally accepted accounting principles ("GAAP") and should not be considered an alternative either to net income as an indicator of the Company's operating performance or as an indicator of the Company's liquidity. EBITDA for the first twenty four weeks of 1998 was $6.7 million, comparatively even with the $6.7 million for the same period in 1997.

FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash flow requirements are for working capital, capital expenditures and debt service. The Company has met its liquidity needs to date through internally generated funds and a revolving line of credit established in August 1996 as amended October 1997. As of June 20, 1998, the Company had actual borrowings of $4.1 million under the revolving line, had letters of credit outstanding of $2.0 million and had $7.5 million in borrowing availability thereunder.

The Company's working capital improved to $13.9 million as of June 20, 1998 from $11.9 million for the same period in 1997.

Net cash used in operating activities was $7.8 million for the first half of 1998. The net changes in receivables, inventory, accounts payable and other working capital items are normal for the Company's second quarter driven by a seasonal inventory build-up and the timing of the payment at the beginning of the second quarter of incentives to distributors and management earned during the prior year. An increase in contract sales and the timing of collections on accounts receivable at the second quarter's end also contributed to the increase in accounts receivable.

The inventory growth of $3.3 million in the first two quarters of 1998 versus year end 1997 was largely due to the timing of peanut purchases made in the latter part of the first quarter of 1998. Accounts payable decreased by $2.5 million during the first half of 1998 compared to a $4.4 million decrease in the first half of 1997 primarily due to lower year-end accounts payable balances at the end of 1997 than at the end of 1996.

Capital expenditures were $3.1 million and $1.9 million in first half of 1998 and 1997, respectively. These funds were used to support manufacturing operations, the acquisition of distribution and equipment, and the Company's investment in Information Systems.

Net cash provided by financing activities was $4.6 million in 1998 from the use of the Company's line of credit and seller financing from the acquisition of certain distributorships versus very little net financing activity in the first half of 1997.

The Company believes that internally generated funds, financing arrangements with the Golden Peanut Company for peanut purchases and amounts available through its revolving line of credit are and will continue to be sufficient to satisfy its operating cash requirements and planned capital expenditures.

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

Part II.          OTHER INFORMATION

Item 6.           Exhibits and Reports on Form 8-K.

                  (a)      Exhibits.

                           27    Financial data schedule (for SEC use only)

                  (b)      Reports on Form 8-K.

                           There were no reports on Form 8-K filed by the Registrants during the second quarter ended June 20, 1998.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, each Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TOM'S FOODS INC.



By /s/  Rolland G. Divin
   -----------------------------------------------
   Rolland G. Divin
   President, Chief Executive Officer,
   and Director (Principal Executive Officer)

Date: July 30, 1998


By /s/  S. Albert Gaston
   -----------------------------------------------
   S. Albert Gaston
   Senior Vice President, Chief Financial Officer
   (Principal Financial and Accounting Officer)

Date: July 30, 1998