Form 10-Q
period 1998-09-12
TOMS FOODS INC
filed 1998-10-23
CIK 1048339

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarter (twelve weeks) ended September 12, 1998.

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from __________________ to _________________

Commission File Number __________________

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

                                TOM'S FOODS INC.

                                      INDEX

                                                                                             Page
                                                                                             ----

PART I.          FINANCIAL INFORMATION

Item 1.          Financial Statements:

                 Balance Sheets as of September 12, 1998 (unaudited) and January 3, 1998....  3

                 Statements of Operations (unaudited) for the twelve weeks and thirty-six weeks ended September 12, 1998 and September
                       6, 1997..............................................................  4

                 Statements of Cash Flows (unaudited) for the thirty-six weeks ended September 12, 1998 and September 6, 1997.......................  5

                 Notes to Financial Statements..............................................  6

Item 2.          Management's Discussion and Analysis of Financial Condition and
                       Results of Operations................................................  7

PART II.         OTHER INFORMATION

Signatures.................................................................................. 11

                                TOM'S FOODS INC.
                                 BALANCE SHEETS
                     SEPTEMBER 12, 1998 AND JANUARY 3, 1998
                      (in thousands except per share data)

                                                                            September 12, 1998    January 3, 1998
                                                                            ------------------    ---------------
                                                                               (unaudited)

ASSETS
Current Assets:
    Cash and short-term investments                                              $   2,062           $   7,487
    Accounts and notes receivable, net                                              18,021              15,408
    Inventories:
        Raw Materials                                                                2,843               2,494
        Packaging materials                                                          2,437               1,928
        Finished goods and work in progress                                          6,888               5,217
    Other current assets                                                             2,173               2,328
                                                                                 ---------           ---------
            Total current assets                                                    34,424              34,862
                                                                                 ---------           ---------
Property, Plant, and Equipment:
    Land and land improvements                                                       5,545               5,546
    Buildings                                                                       14,303              14,304
    Machinery, equipment and vehicles                                               45,027              44,309
    Vending and other distribution equipment                                        11,654              11,184
    Furniture and fixtures                                                           9,479               8,906
    Construction in progress                                                         3,981               2,743
                                                                                 ---------           ---------
            Total property, plant and equipment                                     89,989              86,992
    Accumulated depreciation                                                       (38,688)            (34,662)
                                                                                 ---------           ---------
            Net property, plant and equipment                                       51,301              52,330
                                                                                 ---------           ---------
Noncurrent accounts and notes receivable, net                                          516                 477
Other assets                                                                         4,758               5,112
Goodwill and intangible assets, net                                                 47,103              48,264
                                                                                 ---------           ---------
            Total assets                                                         $ 138,102           $ 141,045
                                                                                 =========           =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
    Accounts payable                                                             $   8,811           $  11,070
    Accrued liabilities                                                              8,633              10,973
    Revolving line of credit                                                         2,142                   0
    Current portion of capital lease and other debt obligations                        147                  27
                                                                                 ---------           ---------
            Total current liabilities                                               19,733              22,070
                                                                                 ---------           ---------
Long-Term Debt:
    Senior secured notes                                                            60,000              60,000
    Industrial development revenue bonds                                            10,000              10,000
    Capital lease and other debt obligations                                           634                 297
                                                                                 ---------           ---------
            Total long-term debt                                                    70,634              70,297
                                                                                 ---------           ---------
Other long-term obligations                                                            382                  37
Accrued pension cost                                                                 6,960               6,587
Accrued postretirement benefits other than pensions                                  2,055               2,055
Exchangable Preferred Stock, $.01 par value, Class A, 7,000 shares authorized,
    7,000 shares issued and outstanding at September 12, 1998
    and January 3, 1998                                                              7,682               7,167
Shareholders' Equity:
    Common stock, $0.01 par value; 10,000 shares authorized, 5,000 shares issued and outstanding at September 12, 1998, and January 3, 1998
Preferred Stock, $.01 par value, Class B, 21,737 shares authorized, 21,737
    shares issued and outstanding at September 12, 1998 and January 3, 1998         23,672              22,226
Additional paid-in capital                                                          43,225              43,225
Accumulated deficit                                                                (36,241)            (32,619)
                                                                                 ---------           ---------
            Total shareholders' equity                                              30,656              32,832
                                                                                 ---------           ---------

            Total liabilities and shareholders' equity                           $ 138,102           $ 141,045
                                                                                 =========           =========

The accompanying notes are an integral part of these financial statements.

                                TOM'S FOODS INC.
                            STATEMENTS OF OPERATIONS
                    FOR THE TWELVE AND THIRTY-SIX WEEKS ENDED
                    SEPTEMBER 12, 1998 AND SEPTEMBER 6, 1997

                                                        TWELVE WEEKS ENDED          THIRTY-SIX WEEKS ENDED
                                                   ----------------------------  -----------------------------
                                                   Sept 12, 1998   Sept 6, 1997  Sept 12, 1998    Sept 6, 1997
                                                   -------------   ------------  -------------    ------------
                                                    (unaudited)    (unaudited)    (unaudited)      (unaudited)

Net Sales                                            $ 47,490       $ 48,857       $ 143,171       $ 149,337
Cost of Goods Sold                                    (29,073)       (29,621)        (87,183)        (92,529)
                                                     --------       --------       ---------       ---------

    Gross Profit                                       18,417         19,236          55,988          56,808
Expenses and Other Income:
    Selling and Administrative Expenses               (17,353)       (18,025)        (52,464)        (52,757)
    Amortization of Goodwill, Intangible Assets
       and Refinancing Costs                             (502)          (387)         (1,507)         (1,161)
    Other Income, Net                                     882            617           1,777           1,130
                                                     --------       --------       ---------       ---------

Income from Operations                                  1,444          1,441           3,794           4,020
Interest Expense (Net of Interest Income)              (1,924)        (2,413)         (5,625)         (7,181)
                                                     --------       --------       ---------       ---------
Income (Loss) before Income Taxes                        (480)          (972)         (1,831)         (3,161)
Provision for Income Taxes                                116            115             346             346
                                                     --------       --------       ---------       ---------

Net Income (Loss)                                    $   (596)      $ (1,087)      $  (2,177)      $  (3,507)
                                                     ========       ========       =========       =========

The accompanying notes are an integral part of these financial statements.

                                TOM'S FOODS INC.
                            STATEMENTS OF CASH FLOWS
                         FOR THE THIRTY-SIX WEEKS ENDED
                    SEPTEMBER 12, 1998 AND SEPTEMBER 6, 1997
                                 (in thousands)



                                                                 THIRTY-SIX WEEKS ENDED
                                                        ---------------------------------------
                                                        September 12, 1998    September 6, 1997
                                                        ------------------    -----------------
                                                            (unaudited)           (unaudited)

Cash Flows from Operating Activities:
  Net loss                                                    $ 2,177                $ 3,507
                                                              -------                -------
  Adjustments to reconcile net loss to net cash
    (used in) provided by operating activities:
  Depreciation and amortization                                 6,405                  6,154
  Dividends accrued                                               515                      0
  Provision (benefit) for income taxes                            346                    346
  Loss (gain) on disposal of property,
    plant, and equipment                                         (286)                   (17)
  Changes in assets and liabilities:
    Accounts and notes receivable                              (2,652)                  (304)
    Inventories                                                (2,529)                   283
    Other assets                                                  155                   (359)
    Accounts payable                                           (2,259)                (4,966)
    Other liabilities                                          (2,331)                 4,860
    Accrued pension cost                                          373                    634
                                                              -------                -------
        Total adjustments                                      (2,263)                (6,631)
                                                              -------                -------
   Net cash provided by (used in)
     operating activities                                      (4,440)                 3,124
                                                              -------                -------

Cash Flows from Investing Activities:
  Additions to property, plant, equipment                      (3,969)                (3,265)
  Proceeds from disposal of property,
    plant and equipment                                           385                     34
                                                              -------                -------
  Net cash used in investing activities                        (3,584)                (3,231)
                                                              -------                -------
Cash Flows from Financing Activities:
  Net borrowing on working capital revolver                     2,142                      0
  Repayments of long-term debt                                      0                 (1,267)
  Proceeds from long-term debt                                      0                  2,123
  Other debt                                                      457                      0
                                                              -------                -------
  Net cash provided by (used in)
    financing activities                                        2,599                    856
                                                              -------                -------
Increase (decrease) in cash and
  short-term investments                                       (5,425)                   749
Cash and short-term investments,
  beginning of period                                           7,487                  2,117
                                                              -------                -------
Cash and short-term investments,
    end of period                                             $ 2,062                $ 2,866
                                                              =======                =======
Interest paid during the period                               $ 4,759                $ 1,947

Income taxes paid during the period                                 0                      0


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

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

                      TWELVE WEEKS ENDED SEPTEMBER 12, 1998
                COMPARED TO TWELVE WEEKS ENDED SEPTEMBER 6, 1997

Net Sales for the third quarter ended September 12, 1998 decreased $1.2 million to $47.5 million compared to $48.9 million in the corresponding period of 1997 due to decreases in sales to distributors and National accounts which were offset slightly by an increase in contract sales.

Gross Profit decreased to $18.4 million in the third quarter of 1998 from $19.2 million in the third quarter of 1997, a decrease of $800,000 or 4.3%, due largely to the lower sales volume and the resulting decrease in fixed cost absorption. The resulting Gross Profit percentage of 38.8% for the third quarter of 1998 was 0.6 percentage points lower than the third quarter of 1997.

Selling and Administrative Expenses were $17.3 million in the third quarter, a decrease of $700,000 from $18.0 million in the comparable 1997 period due primarily to lower legal, compensation, insurance and other administration expenses.

The increase in Amortization expense of approximately $115,000 for the third quarter 1998 over the prior year third quarter was the result of the capitalization and amortization of the transaction costs associated with the issuance of the Notes in October 1997.

Other Income was $882,000 for the third quarter 1998 compared to $617,000 for the corresponding period in 1997 due primarily to favorable results from efforts to reduce consigned inventories.

Interest Expense, net of interest income, decreased to $1.9 million for the third quarter 1998 from $2.4 million in the prior year's third quarter due to lower debt levels and interest rates following the issuance of the Notes in October 1997.

The Provision for Income Taxes was $116,000 in the third quarters of 1998 and 1997 primarily for state income and franchise taxes. The Company estimates that it will have no Federal Tax obligation for the 1998 fiscal year due to loss carryforwards from prior years.

The Net Loss for the twelve week period ended September 12, 1998 of $596,000 was an improvement of $491,000 over the same period ended September 6, 1997 primarily due to lower net interest expense.

Earnings before interest, taxes, depreciation and amortization ("EBITDA") represents the sum of income (loss) before income taxes plus interest expense, depreciation and amortization. EBITDA is a widely accepted measure of a company's ability to incur and service debt, to undertake capital expenditures, and to meet working capital requirements. EBITDA is not a measure of financial performance under generally accepted accounting principles ("GAAP") and should not be considered an alternative either to net income as an indicator of the Company's operating performance or as an indicator of the Company's liquidity. EBITDA for the third quarter of 1998 was $3.5 million, approximately the same as the corresponding period in 1997.

                THIRTY-SIX WEEKS ENDED SEPTEMBER 12, 1998
         COMPARED TO THIRTY-SIX WEEKS ENDED SEPTEMBER 6, 1997

Net Sales for the thirty-six weeks ended September 12, 1998 were $143.2 million, a decrease of 4.1% or $6.2 million compared to the corresponding period in 1997. Most of the sales decrease in 1998 was due to anticipated decreases in contract sales (especially during the first quarter) versus the same period in 1997 with smaller decreases in sales to distributors and national accounts.

Gross Profit dollars for the first thirty-six weeks of 1998 were $820,000 lower than the corresponding period of 1997 due to the lower sales volume. The Gross Profit percentage of 39.1% for the first thirty-six weeks of 1998 was 1.1 percentage points higher than the corresponding period of 1997 due to a favorable product mix (including benefits from new product introductions) and continued efforts to reduce raw material costs and improve manufacturing efficiencies.

Selling and Administrative expenses for 1998 decreased slightly to $52.5 million from $52.8 million in the comparable 1997 period, a decrease of 0.6% or $300,000.

Amortization expense increased approximately $346,000 for 1998 over 1997 due to the capitalization and amortization of costs associated with the issuance of the Notes in October 1997.

Other Income was $1.8 million for the first thirty-six weeks of 1998 compared to $1.1 million for the corresponding period in 1997 due primarily to favorable results from efforts to reduce consigned inventories, increases in gains on asset disposals in the normal course of business, and increases affiliated product commissions.

Interest Expense, net of interest income, decreased to $5.6 million for the first thirty-six weeks of 1998 from $7.2 million in the prior year's corresponding period due to lower debt levels and interest rates following the issuance of the Notes in October 1997.

The Provision for Income Taxes was $346,000 in 1998 and 1997 primarily for state income and franchise taxes. The Company estimates that it will have no Federal Tax obligation for the fiscal year due to loss carryforwards from prior years.

The Net Loss for the thirty-six week period ended September 12, 1998 of $2.2 million was $1.3 lower than for the same period ended September 6, 1997 primarily due to lower net interest expense.

Earnings before interest, taxes, depreciation and amortization ("EBITDA") represents the sum of income (loss) before income taxes plus interest expense, depreciation and amortization. EBITDA is a widely accepted measure of a company's ability to incur and service debt, to undertake capital expenditures, and to meet working capital requirements. EBITDA is not a measure of financial performance under generally accepted accounting principles ("GAAP") and should not be considered an alternative either to net income as an indicator of the Company's operating performance or as an indicator of the company's liquidity. EBITDA for the first thirty-six weeks of 1998 was $10.2 million, approximately the same as the corresponding period in 1997.

FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash flow requirements are for working capital, capital expenditures and debt service. The Company has met its liquidity needs to date through internally generated funds and a revolving line of credit established in August 1996 as amended in October 1997. As of September 12, 1998, the Company had actual borrowings of $2.1 million under the revolving line of credit, had letters of credit outstanding of $2.0 million and had $9.2 million in borrowing availability thereunder.

The Company's working capital improved to $14.7 million as of September 12, 1998 from $13.9 million for the same period in 1997.

Net cash used in operating activities was $4.4 million for the first three quarters of 1998. Accounts receivables increased $2.7 million since January 3, 1998 due to normal business cycle increases and the timing of payments received relative to the period ending date. Inventory increases are attributable to the increase in Company owned distribution routes and related field inventory as well as increases in raw and packaging materials due to new products and purchasing strategy changes in late 1997. Accounts payable decreased by $2.3 million during the first three quarters of 1998 compared to a $5.0 million decrease in the first three quarters of 1997 primarily due to lower year-end accounts payable balances at the end of 1997 than at the end of 1996. The primary change in other liabilities is the current payment of interest on the Company's senior Notes which in October 1997 were used to refinance prior indebtedness which accrued interest that was not paid currently.

Capital expenditures were $4.0 million and $3.3 million for the first three-quarters of 1998 and 1997, respectively. These funds were used to support manufacturing operations, the acquisition of distribution and equipment, and the Company's investment in Information Systems.

Net cash provided by financing activities was $2.6 million in 1998 from the use of the Company's line of credit and seller financing from the acquisition of certain distributorships versus very little net financing activity in the first three-quarters of 1997.

The Company believes that internally generated funds, financing arrangements with the Golden Peanut Company for peanut purchases and amounts available through its revolving line of credit are and will continue to be sufficient to satisfy its operating cash requirements and planned capital expenditures.

YEAR 2000 ISSUES

The Company has conducted an assessment of Year 2000 issues including a review of its financial information software systems and manufacturing and distributing operations to identify those systems or operations that might be affected by the arrival of the year 2000. Plans have been developed to correct those components that were found to be affected by the date change. To date, corrections have been addressed through internal resources, the cost of which has been expensed in the ordinary course of business. The Company anticipates utilizing only limited outside services to assist in its compliance activities, the cost of which is expected to be nominal. Substantially all, if not all, of the Company's compliance activities are anticipated to be completed by the end of the third quarter of 1999. The Company has begun to develop contingency plans in the event that it does not reach its compliance objectives on time. These plans are expected to be completed by the end of the second quarter of 1999.

In addition to the activities discussed above, the Company has and continues to work with suppliers, customers, and other third parties with whom the Company conducts business to determine the Year 2000 readiness of these key business partners. The Company will continue to monitor year 2000 compliance progress and work with, as appropriate, these business partners as the Company develops its contingency plans.

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

Part II.          OTHER INFORMATION

Item 6.           Exhibits and Reports on Form 8-K.

                  (a)      Exhibits.
                           27    Financial data schedule (for SEC use only)

                  (b)      Reports on Form 8-K.
                           There were no reports on Form 8-K filed by the Registrants during the third quarter ended September 12, 1998.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, each Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TOM'S FOODS INC.



By /s/  Rolland G. Divin
---------------------------------------------
Rolland G. Divin
President, Chief Executive Officer,
and Director (Principal Executive Officer)

Date:    October 23, 1998


By /s/  S. Albert Gaston
----------------------------------------------
S. Albert Gaston
Senior Vice President, Chief Financial Officer
(Principal Financial and Accounting Officer)

Date:    October 23, 1998