Form 10-K405
period 1998-12-31
TOMS FOODS INC
filed 1999-03-29
CIK 1048339

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
                      ANNUAL REPORT PURSUANT TO SECTION 13
                 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended  January 2, 1999
                         -------------------------------------------------------

                                      -OR-

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to
                              --------------------  ---------------------------

Commission file Number
                      ---------------------------------------------------------

                                Tom's Foods Inc.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         Delaware                                       58-1516963
---------------------------------           -----------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification
incorporation or organization                             Number)

   900 8th Street, Columbus, Georgia                      31902
-------------------------------------------------------------------------------
(Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code   (706) 323-2721
                                                  -----------------------------

                                TOM'S FOODS INC.
             (Exact name of registrant as specified in its charter)


          DELAWARE                                   58-1516963
(State or other jurisdiction                      (I.R.S. Employer
     of incorporation or                         Identification No.)
       organization)

                                 900 8TH STREET
                             COLUMBUS, GEORGIA 31902
                                 (706) 323-2721
       (Address, including zip code, and telephone number, including area code, of registrant's principal executive offices)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class                Name of each exchange on which registered
      None                                        None
-------------------                -----------------------------------------

-------------------                -----------------------------------------

Securities registered pursuant to Section 12(g) of the Act:

-------------------------------------------------------------------------------
                                (Title of class)

-------------------------------------------------------------------------------
                                (Title of class)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of

1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [|X|] Yes [ ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

                                     PART I

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

DISTRIBUTION NETWORK

         The Company's products are primarily marketed through the Company's network of independent distributors and Company owned routes: (i) directly to the public through vending machines; and (ii) to retail outlets through a direct store delivery system. The Company ships freshly-made merchandise each day directly to its distributor network located throughout the United States. The network of distributors, in turn, delivers products to small or independent retail outlets and vending machines in 43 states.

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

ITEM 2.  PROPERTIES

         The Company owns and operates seven plants in five states. Sandwich crackers, baked goods, nuts and candy products are produced in three plants located in Columbus, Georgia, which is also the location of the Company's headquarters (the aggregate area of the Columbus facilities is approximately 548,000 SF). Chips are manufactured in four plants located in Fresno, California (47,000 SF); Perry, Florida (111,000 SF); Knoxville, Tennessee (116,000 SF); and Corsicana, Texas (84,000 SF). The key markets in the southeastern and southwestern United States are served by the Perry, Columbus, Knoxville and Corsicana plants. The Fresno plant primarily services Arizona, California and Nevada and to a lesser extent Oregon and Washington. All of the Company's facilities have sufficient additional capacity, some of which is used to package products on a contract basis for other companies. The Company also leases certain properties in connection with its field sales and Company owned routes.

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

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         Not applicable.

ITEM 6.  SELECTED FINANCIAL DATA

         Set forth below are certain summary historical financial data for the Company as of fiscal years 1998, 1997, and 1996. The selected historical financial information for the Company as of and for the full fiscal years indicated were derived from the financial statements for the Company which were audited by Arthur Andersen LLP, independent public accountants. The summary historical financial information set forth below should be read in conjunction with the financial statements of the Company and the notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included below.

Selected historical financial data below.



                                                                       FISCAL YEAR ENDED
                                                        ---------------------------------------------
                                                          DEC. 28,          JAN. 3,           JAN. 2,
(DOLLARS IN THOUSANDS)                                     1996              1998              1999
                                                           ----              ----              ----
INCOME STATEMENT DATA:
NET SALES                                               $ 205,856         $ 212,648         $ 202,380
COSTS OF GOODS SOLD                                      (133,624)         (131,454)         (123,228)
                                                        ---------         ---------         ---------
  GROSS PROFIT                                             72,232            81,194            79,152
EXPENSES AND OTHER INCOME:
  SELLING AND ADMINISTRATIVE EXPENSES                     (69,735)          (75,954)          (73,701)
  AMORTIZATION OF GOODWILL AND INTANGIBLE ASSETS           (1,678)           (1,792)           (2,177)
  OTHER INCOME, NET                                         1,309             1,138             1,902
  RESTRUCTURING AND NONRECURRING CHARGES                   (3,793)(A)          (500)(B)        (3,224)(C)
                                                        ---------         ---------         ---------
                                                          (73,897)          (77,108)          (77,200)
                                                        ---------         ---------         ---------
INCOME (LOSS) FROM OPERATIONS                              (1,665)            4,086             1,952
INTEREST EXPENSE, NET                                      (9,402)           (9,978)           (8,129)
                                                        ---------         ---------         ---------
INCOME (LOSS) BEFORE INCOME TAXES
  AND CUMULATIVE EFFECT OF ACCOUNTING CHANGE              (11,067)           (5,892)           (6,177)
PROVISION FOR INCOME TAXES                                      0                50                50
                                                        ---------         ---------         ---------
NET LOSS BEFORE CUMULATIVE
  EFFECT OF ACCOUNTING CHANGE                             (11,067)           (5,942)           (6,227)

CUMULATIVE EFFECT OF ACCOUNTING CHANGE                          0                 0             1,050
                                                        ---------         ---------         ---------

NET LOSS                                                $ (11,067)        $  (5,942)        $  (5,177)
                                                        =========         =========         =========

OTHER DATA:
OPERATING CASH FLOW                                     $   8,829         $  10,506         $   2,153
INVESTING CASH FLOW                                        (5,376)           (3,213)           (6,917)
FINANCING CASH FLOW                                        (3,047)           (1,923)              364
EBITDA(D)                                                   6,291            13,128            11,227
ADJUSTED EBITDA(E)                                         10,084            13,628            14,451
CASH INTEREST EXPENSE(F)                                    2,512             2,566             7,874
DEPRECIATION AND AMORTIZATION                               7,956             9,042             9,268
CAPITAL EXPENDITURES                                        5,798             3,419             6,323
RATIO OF ADJUSTED EBITDA TO NET INTEREST EXPENSE(G)         1.07X             1.37X             1.54X
RATIO OF ADJUSTED EBITDA
RATIO OF EARNINGS TO FIXED charges(h)(i)                     --                0.48              0.36
BALANCE SHEET DATA (AS OF END OF PERIOD):
WORKING CAPITAL                                         $   7,362         $  12,792         $  13,069
TOTAL ASSETS                                              139,790           141,045           135,506
TOTAL DEBT                                                 88,981            70,324            70,741
CLASS A PREFERRED STOCK                                      --               7,167             7,911
TOTAL SHAREHOLDERS' EQUITY                                 16,519            32,832            28,155


Footnotes on following page.

Footnotes from previous page.

(a) In 1996, the Company recorded a nonrecurring charge ($3.8 million) for expenses incurred in connection with the refinancing of the Company's debt. See the Liquidity and Capital Resources section under Item 7.

(b) In 1997, the Company recorded a nonrecurring charge ($500,000) for a bonus paid by the Company to management in connection with the refinancing of the Company's debt. See Note 4 of Notes to Financial Statements included in Exhibit 14(a).

(c) In 1998, the Company recorded a nonrecurring charge ($3.2 million) for a bonus earned by management in connection with refinancing of the Company's debt in 1997 but deferred until 1998 and certain/restructuring charges and nonrecurring. See the Restructuring and Nonrecurring Charges Section under Item 7.

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

(e) "Adjusted EBITDA" is EBITDA excluding restructuring and nonrecurring charges $3.8 million for fiscal 1996, $500,000 for fiscal 1997 and $3.2 million for fiscal 1998.

(f) Cash interest expense is net interest expense less amounts not paid in cash for the period indicated including, among other things, interest accrued on the TFH Debt of $7.8 million in fiscal 1996 and $6.4 million in fiscal 1997.

(g) Ratio of Adjusted EBITDA to interest expense or cash interest expense represents Adjusted EBITDA divided by net interest expense or cash interest expense.

(h) For the purpose of computing the ratio of earnings to fixed charges, "earnings" consists of operating income (loss) before income taxes plus fixed charges, and "fixed charges" consists of net interest expense and the portion of rental expense deemed representative of the interest factor of $966,000 for fiscal 1996, $1.4 million for fiscal 1997 and $1.5 million for 1998. (See Exhibit 12).

(i) The deficiency of the earnings to fixed charges was $700,000 for the year ended December 28, 1996.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

         FISCAL YEAR ENDED JANUARY 2, 1999 COMPARED TO FISCAL YEAR ENDED JANUARY 3, 1998

         The following table sets forth certain historical income statement data for the periods indicated derived from the Company's statements of operations expressed in dollars and as a percentage of net sales.


                                                            FISCAL YEAR ENDED
                                                            -----------------
                                                  JAN. 3, 1998               JAN. 2, 1999
                                              --------------------       --------------------
                                                           (DOLLARS IN THOUSANDS)
Net sales                                     $ 212,648      100.0%      $ 202,380      100.0%
Cost of goods sold                             (131,454)     (61.8)       (123,228)     (60.9)
                                              ---------      -----       ---------      -----
  Gross profit                                   81,194       38.2          79,152       39.1
Selling and administrative expenses             (75,954)     (35.7)        (73,701)     (36.4)
Amortization of goodwill and
  intangible assets                              (1,792)      (0.8)         (2,177)      (1.1)
Other income (expense)                            1,138        0.5           1,902        0.9
Restructuring and nonrecurring charges             (500)      (0.3)         (3,224)      (1.6)
                                              ---------      -----       ---------      -----
Income (loss) from operations                     4,086        1.9           1,952        0.9
Interest expense, net                            (9,978)      (4.7)         (8,129)      (4.0)
                                              ---------      -----       ---------      -----
  Loss before income taxes and cumulative
     effect of accounting change                 (5,892)      (2.8)         (6,177)      (3.1)
Provision for income taxes                           50        0.0              50        0.0
                                              ---------      -----       ---------      -----
Net loss before cumulative effect
         of accounting change                    (5,942)      (2.8)         (6,227)      (3.1)
Cumulative effect of accounting change                0        0.0           1,050        0.5
                                              ---------      -----       ---------      -----
Net loss                                      $  (5,942)      (2.8)%     $  (5,177)      (2.6)%
                                              =========      =====       =========      =====

Adjusted EBITDA                               $  13,628        6.4%      $  14,451        7.1%
Depreciation and amortization                     9,042        4.3           9,268        4.6


         Net Sales

         Net sales for fiscal 1998 (a 52 week fiscal year) were $202.4 million, a decrease of $10.3 million, or 4.8%, compared to $212.6 reported for the 1997 comparable period (which was a 53 week fiscal year). In addition to the shorter year, sales declined due to lower national account and contract sales compared to 1997.

         Gross Profit

         Gross Profit for fiscal 1998 was down $2.0 million, or 2.5%, compared to fiscal 1997 due to the lower sales volume, however, the gross profit percent increased 0.9% due to continued emphasis on operational cost efficiencies and a mix shift between distribution channels.

         Selling and Administrative Expenses

         Selling and administrative expenses decreased $2.3 million, or 3.0%, for fiscal 1998 compared to the comparable 1997 period due to cost reduction efforts and lower incentive compensation payments.

         Amortization of Goodwill and Intangible Assets

         Goodwill and intangible assets arose during the acquisition of the Company in May 1993. The Company has attributed the goodwill and intangible assets to its distribution system, an assembled staff, various trademarks and goodwill. These items are being amortized using the straight-line method over their estimated useful life. The amortization expense for both fiscal 1998 and 1997 was $1.7 million in each period.

         In connection with the October 1997 debt refinancing, the Company incurred $3.5 million in fees and expenses which were capitalized and are being amortized over the life of the new Senior Notes. The amortization of these costs was $500,000 and $115,000 for the year ended January 2, 1999 and January 3, 1998, respectively.

         Other Income (Expense)

         Other income (expense) increased $764,000 for fiscal 1998 over the comparable period in 1997 due to the recovery of fees previously paid by the Company for consulting work.

         Restructuring and Nonrecurring Charges

         In 1998, the Company recorded approximately $3.2 million in nonrecurring charges comprised of the following items. The Company incurred $960,000 in accounting, legal and other expenses related to an unsuccessful acquisition attempt and the write-off of a company research project which was begun in 1997. Also in 1998, the Company incurred several one-time nonrecurring charges related to restructuring its Company owned route distribution system resulting in a charge of $533,000 in related severance and reorganization costs. Other 1998 nonrecurring charges included $800,000 of additional depreciation expense for a change in the estimated useful life of certain handheld computer equipment, $216,000 for the write-down in inventory value at certain locations and $65,000 for the write-off of unusable handheld computer software.

         In addition, in 1998, the Company reorganized portions of its company owned distribution system resulting in a nonrecurring charge of $150,000. Also included in the nonrecurring charges was a bonus of $500,000 paid by the Company to management in connection with the Offering (Note 4) in each of 1998 and 1997.

         Adjusted EBITDA

         Reported EBITDA for fiscal 1998 was $11.2 million including nonrecurring charges of $3.2 million discussed above which, if added back produces an Adjusted EBITDA (exclusive of non-recurring charges) of $14.5 million. Similarly, a nonrecurring charge of $500,000 was incurred in fiscal 1997 for expenses associated with the October 1997 Offering which, if added back to the fiscal 1997 EBITDA of $13.1 million produces an Adjusted EBITDA of $13.6 million.

         Interest Expense

         Interest expense, net of interest income, decreased to $8.1 million for fiscal 1998 from $10.0 million for fiscal 1997 due to a lower interest rate for the bonds related to the Offering. Average outstanding borrowings for fiscal 1998 were $79.4 million, a decrease of $10.8 million from 1997's average borrowings, with an average effective interest rate of 10.0%, a decrease of 1.2 percentage points, compared to $90.2 million of average outstanding borrowings for fiscal 1997 and an average effective interest rate of 11.2%. See "Certain Relationships and Related Transactions"

         Provision for Federal and State Income Taxes

         For fiscal 1998 and 1997, the Company estimated that it would have no Federal tax obligation due to loss carryforwards from prior years, however, the Company did provide for certain state income and franchise tax obligations in both years. The Company has a net operating loss carryforward of approximately $57.0 million which begins to expire in fiscal 2008.

         Net Loss Before Cumulative Effect of Accounting Change

         As a result of the above, the Company recorded a net loss before the effect of an accounting change for fiscal 1998 of $6.2 million, compared to a net loss of $5.9 million for the comparable period in 1997.

         Cumulative Effect of Accounting Change

         In 1998, the Company changed its accounting policy to record maintenance spare parts in inventory and to later expense the parts when taken from inventory (rather than when purchased as was the previous policy) to provide greater accountability for spare parts usage. This change in accounting method lead to a one-time gain of $1.0 million in 1998.

         Net Loss

         As a result of the above, the Company recorded a net loss for fiscal 1998 of $5.2 million compared to a net loss of $5.9 million for the comparable period in 1997.

RESULTS OF OPERATIONS

         FISCAL YEAR ENDED JANUARY 3, 1998 COMPARED TO FISCAL YEAR ENDED DECEMBER 28, 1996

         The following table sets forth certain historical income statement data for the periods indicated derived from the Company's statements of operations expressed in dollars and as a percentage of net sales.

                                                           FISCAL YEAR ENDED
                                                           -----------------
                                                DEC. 28, 1996              JAN. 3, 1998
                                           --------------------       ---------------------
                                                        (DOLLARS IN THOUSANDS)
Net sales                                  $ 205,856      100.0%      $ 212,648      100.0%
Cost of goods sold                          (133,624)     (64.9)       (131,454)     (61.8)
                                           ---------      -----       ---------      -----
  Gross profit                                72,232       35.1          81,194       38.2
Selling and administrative expenses          (69,735)     (33.9)        (75,954)     (35.7)
Amortization of goodwill and
  intangible assets                           (1,678)      (0.8)         (1,792)      (0.8)
Other income (expense)                         1,309        0.6           1,138        0.5
Restructuring and nonrecurring charges        (3,793)      (1.8)           (500)      (0.3)
                                           ---------      -----       ---------      -----
Income (loss) from operations                 (1,665)      (0.8)          4,086        1.9
Interest expense, net                         (9,402)      (4.6)         (9,978)      (4.7)
                                           ---------      -----       ---------      -----
Loss before income taxes                     (11,067)      (5.4)         (5,892)      (2.8)
Provision for income taxes                         0        0.0              50        0.0
                                           ---------      -----       ---------      -----
Net loss                                   $ (11,067)      (5.4)%     $  (5,942)      (2.8)%
                                           =========      =====       =========      =====

Adjusted EBITDA                            $  10,084        4.9%      $  13,628        6.4%
Depreciation and amortization                  7,956        3.9           9,042        4.3

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

         Selling and Administrative Expenses

         Selling and administrative expenses increased $6.2 million, or 8.9%, for fiscal 1997 compared to the comparable 1996 period. This increase was due to: (i) higher promotion expenses consistent with the higher sales volume; (ii) higher selling and administrative expenses, primarily relating to increased incentive-based compensation and an enlarged marketing staff; and (iii) increased route operating expenses as the average number of Company owned and operated routes increased.

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

         Other Income (Expense)

         Other income decreased $171,000 for fiscal 1997 over the comparable period in 1996 due to lower commission income derived from the sales of affiliated products manufactured by others as the Company de-emphasized this business segment.

         Restructuring and Nonrecurring Charges

         In fiscal 1997, the Company recorded a nonrecurring charge of $500,000 for expense associated with the October 1997 Offering. In fiscal 1996, the Company recorded $3.8 million in nonrecurring transaction costs directly associated with the refinancing of certain of its long-term debt obligations and the securing of a senior loan facility which included a working capital line of credit. See "Certain Relationships and Related Transactions".

         Adjusted EBITDA

         Reported EBITDA for fiscal 1997 was $13.1 million including a nonrecurring charge of $500,000 for expenses associated with the October 1997 Offering which, if added back, produces an Adjusted EBITDA (exclusive of the nonrecurring charge) of $13.6 million. Similarly, a nonrecurring charge of $3.8 million was incurred in fiscal 1996 for the costs of the Company's refinancing transaction which, if added back to the fiscal 1996 EBITDA of $6.3 million, produces an Adjusted EBITDA of $10.l million. Comparing the two years, fiscal 1997 Adjusted EBITDA of $13.6 million increased 34.7% over fiscal year 1996 Adjusted EBITDA of $10.1 million.

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

         Liquidity and Capital Resources

         In 1996, the Company substantially refinanced its long-term debt obligations. In connection with the 1996 refinancing, the Company entered into a $29.0 million senior loan facility with Congress Financial Corporation ("Congress"), which included a $9.0 million term loan facility, a $3.0 million equipment line of credit, and a $17.0 million revolving line of credit (collectively, the "Congress Debt"). The Company borrowed $9.0 million of Congress Debt and used other available cash to make a $10.0 million payment on certain existing long-term debt obligations to a group of lenders agented by Canadian Imperial Bank of Commerce (the "CIBC Debt"). The repayment reduced the outstanding balance under the CIBC Debt from $62.3 million to $52.3 million. The Company also had $8.8 million of outstanding long-term debt (the "MassGeneral Debt") which included $1.3 million in accrued interest (which was subsequently paid to TFH Corp. ("TFH")). As part of the 1996 Refinancing, the CIBC Debt and the MassGeneral Debt were purchased by TFH and the terms of the CIBC Debt and MassGeneral Debt were modified to subordinate this debt to the Congress Debt, defer payments of principal and interest owing thereon and increase the interest rate to 13% per annum. In addition, the stockholders of TFH caused letters of credit to be posted in the aggregate original face amount of $10.0 million to replace a $10.0 million letter of credit previously posted by the Company in connection with its industrial development revenue bonds. In connection with the 1996 Refinancing, the TFH Stockholders assigned their reimbursement rights against the Company under the letters of credit to TFH and TFH agreed to subordinate its rights to Congress. TFH waived any rights or claims to reimbursement by the Company in connection with such TFH Stockholders' letters of credit through December 31, 2005 and has subordinated its rights to reimbursement to the Congress Debt. Thereafter, subject to the terms of the subordination, the Company would have been obligated to reimburse TFH for any draws which are made on the TFH Stockholders' letters of credit.

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

         The Notes are secured by a first lien on and security interest in substantially all of the assets and properties owned by the Company, except those that are security for other debt obligations. The indenture governing the Notes has certain covenants including, without limitation, covenants limiting the incurrence of additional indebtedness, assets sales, investments, restricted payments and liens. Except in certain circumstances, the Company may not redeem the Notes prior to November 1, 2001, and following that date, the Company may redeem the Notes in whole or in part at redemption prices, as defined. In connection with the Offering, the Company incurred $3.5 million in fees and expenses which were capitalized and are being amortized over the life of the Notes. As of January 2, 1999, the accumulated amortization of these costs equaled approximately $615,000.

         The revolving loan is secured by a first lien on and security interest in the inventory and receivables of the Company and certain related Collateral. Interest is payable on the revolving loan from Congress at a rate of 1.375% above the prime rate of interest. The maximum borrowing amount under the revolving loan (including the letter-of-credit accommodations) is $17 million. Standby letters of credit relating to insurance coverage and inventory purchases outstanding under the revolving loan as of January 2, 1999 and January 3, 1998 were $2.1 million and $2.8 million, respectively. For the year ended January 2, 1999, the weighted average interest rate under the revolving loan was 9.8%.

         The revolving credit agreement matures August 30, 1999 and contains a provision for the extension of the maturity date for up to two one-year periods upon the agreement of both the Company and Congress. The agreement requires the Company to maintain certain financial ratios relating to working capital and tangible net worth, as defined. The agreement also contains certain other covenants including, but not limited to, paying dividends, incurring additional indebtedness, certain investment activities, and capital expenditures. As of January 2, 1999, the Company was in compliance with all financial ratios and restrictive covenants.

         As of January 2, 1999, the Company had $60 million in Notes outstanding and a $17 million revolving line of credit with Congress (of which $2.1 million was outstanding in the form of letters of credit). The Company also had $10 million outstanding under certain industrial development revenue bonds related to its plants located in Florida and Tennessee. The industrial development revenue bonds are secured by certain real property and equipment of the Company and are due in various amounts through 2009 at fixed interest rates ranging from 6 1/2% to 6 3/4% per annum.

         The Company's cash flow requirements are for working capital, capital expenditures and debt service. The Company has met its liquidity needs to date through internally generated funds and a revolving line of credit. As of January 2, 1999, the Company had no outstanding loans under the revolving line and had $9.0 million in borrowing availability thereunder.

         The Company's working capital improved to $13.1 million as of January 2, 1999 from $12.8 million in the same period in 1997. Additionally, as a result of the 1996 Refinancing and the overall improvement in the Company's operations, the Company's working capital improved to $12.8 million at January 3, 1998 from $7.4 million at December 28, 1996.

         Net cash provided by operating activities was $2.2 million for fiscal 1998 as compared to $10.5 million for fiscal 1997, and $8.8 million for fiscal 1996. In fiscal 1998, lower earnings, higher inventory ($700,000 from an opportunistic purchase of raw materials) as well as interest payments of $6.3 million on the $60 million Senior Notes that had been PIK interest (non-cash) in 1997 contributed to the decrease in net cash provided by operating activities.

         Capital expenditures were $6.3 million, $3.4 million and $5.8 million in fiscal 1998, 1997, and 1996, respectively. For fiscal 1998, 1997 and 1996, respectively, the Company spent $3.1 million (including the beginning phase of a plant expansion), $3.2 million and $3.7 million (including the installation of a pretzel manufacturing line) on its manufacturing facilities, and $3.2 million, $200,000 and $2.1 million on distributor acquisitions and distribution equipment. The Company also utilizes operating leases for capital equipment, primarily for over the road trucks and trailers, route delivery trucks used on Company owned routes and passenger vehicles. All operating leases are treated as operating expenses and their cash flow impact is reflected in cash flows from operating activities.

         Net cash provided (used) by financing activities was $0.4 million, ($1.9) million and ($3.0) million for fiscal 1998, 1997, and 1996, respectively. In fiscal 1997, the Company sold $60.0 million of Senior Secured Notes to fund repayment of $40.0 million to TFH, $8.3 million to Congress and $10.0 million to STI. In fiscal 1996, as part of the 1996 Refinancing, the Company borrowed $9.0 million in Congress Debt to fund repayment of a portion of the CIBC Debt and also expended $2.1 million to fund transaction costs relating to the refinancing.

         The Company believes that internally generated funds and amounts which will be available to it under the revolving line of credit are and will continue to be sufficient to satisfy its operating cash requirements and planned capital expenditures.

YEAR 2000 ISSUES

         The Company has conducted an assessment of its Year 2000 readiness including a review of its financial information systems, manufacturing systems, and distribution operations to identify those systems or operations that might be affected by the arrival of the year 2000. Plans have been developed to correct those components that were found to be affected by the date change. To date, corrections have been addressed through limited outside services at a cost of $120,000 and through the use of internal resources which should be adequate to complete the Company's Year 2000 preparations. The costs of addressing Year 2000 issues have been expensed in the ordinary course of business. Substantially all, if not all, of the Company's compliance activities are anticipated to be complete by the end of the third quarter of 1999. The Company has begun to develop contingency plans in the event that it does not reach its compliance objectives on time. These plans are expected to be complete by the end of the second quarter of 1999.

         In addition to the activities discussed above, the Company has and continues to work with suppliers, customers, and other third parties with whom the Company conducts business to determine the Year 2000 readiness of these key business partners. Business partner preparation is anticipated to be adequate. Additionally, there are alternative suppliers for most key raw materials. The Company will continue to monitor year 2000 compliance progress of its trading partners and work with, as appropriate, these business partners as the Company develops its contingency plans.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Raw materials used by the Company are subject to price volatility caused by weather, government farm programs, global supply and demand, and other unpredictable factors. To manage potential volatility in raw material prices, the Company from time to time enters into commodity future and option contracts, which are less than one year in duration. The Company's Board-approved policy is to use such commodity derivative financial instruments only to the extent necessary to manage these raw material price exposures. The Company does not use these financial instruments for trading purposes. These commodity instruments are marketable exchange traded contracts designated as hedges, and the changes in the market value of such contracts have a high correlation to the price changes of the hedged commodity. At January 2, 1999, the Company had futures contracts in wheat, soybean oil and corn maturing during 1999 with contract values totaling $2.2 million and fair market values totaling $2.0 million. As an example of price volatility, if there were a 10% decrease in the contract value of these futures at the time of offset or maturity, the Company would realize a $218,000 loss. The Company also had positions in short put options in corn and wheat maturing in 1999. If these options were called when the corresponding futures market values were down by 10%, the Company would realize a $24,000 loss, net of the option premiums.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The financial statements as of January 2, 1999, January 3, 1998, and December 28, 1996 together with the auditor's report are in Exhibit 14(a).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The directors and executive officers of the Company are as follows:

NAME                           AGE         POSITION(S)
----                           ---         -----------
Michael E. Heisley, Sr.         62         Director
Rolland G. Divin                52         President, Chief Executive Officer and Director
Stanley H. Meadows(a)           54         Assistant Secretary and Director
Thomas C. Mattick               59         Director
Emily Heisley Stoeckel          35         Director
Andrew G. C. Sage II(a)         73         Director
Timothy J. Healy (a)            51         Director
S. Albert Gaston                39         Senior Vice President and Chief Financial
                                           Officer
Gerald R. Barker                52         Senior Vice President -- Marketing
Wyatt F. Hearp                  52         Vice President -- Manufacturing
Paul C. Serff                   60         Senior Vice President -- Human Resources

(a) Member of the Compensation Committee. Mark A. Bounds, a Director of TFH and TFCC, is also a member of the Compensation Committee.

         Michael E. Heisley, Sr. Mr. Heisley has been a Director of the Company since May 1993. Since 1988, Mr. Heisley has been the Manager, President and Chief Executive Officer of The Heico Companies, L.L.C., a holding company in Chicago, Illinois which acquires or invests in and operates a diverse group of businesses. Mr. Heisley also serves as the Chief Executive Officer of various of The Heico Companies, L.L.C.'s subsidiaries and is a Director of Robertson-Ceco Corp. and Environdyne Industries, Inc., both of which are publicly-held companies. Mr. Heisley received a bachelor's degree in business administration from Georgetown University in 1960. Mr. Heisley is the father of Emily Heisley Stoeckel.

         Rolland G. Divin. Mr. Divin has been the President, Chief Executive Officer and a Director of the Company since January 1995. From December 1991 to January 1995, Mr. Divin was the President and Chief Executive Officer of Chun King, Inc., a national brand food business based in Cambridge, Maryland. Prior to joining Chun King, Mr. Divin was the President, Chief Executive Officer and a Director of Orange Co., Inc., a publicly-held national brand food/beverage company based in Bartow, Florida from 1989 to 1991. Mr. Divin graduated from Kansas State University in 1970 with a multi-discipline bachelor of science degree in business/pre-veterinary studies and has pursued graduate studies in finance at the University of Minnesota-St. Paul.

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

         Thomas C. Mattick. Mr. Mattick has been a Director of the Company since May 1993. Mr. Mattick is a CPA and has been Managing Director of Heico Acquisitions, Inc., an acquisition company in Chicago, Illinois, since January 1992. Mr. Mattick received a bachelor's degree in business administration from the University of Wisconsin in 1962.

         Emily Heisley Stoeckel. Ms. Stoeckel has been a Director of the Company since August 1996. She has held various positions with Heico Acquisitions, Inc. in Chicago, Illinois since January 1989 and has been Vice President since January 1996. Ms. Stoeckel received a bachelor of arts degree in economics from Northwestern University in 1987 and a master's degree in business administration from the University of Chicago in 1991. Ms. Stoeckel is the daughter of Michael
E. Heisley, Sr.

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

         Timothy J. Healy. Mr. Healy has been a Director of the Company since April 1998. He currently works as a Managing Director with J.W. Childs and Associates where he has been employed since July 1998. Prior to this, he was the Chairman of the Board, President, and Chief Executive Officer of Select Beverages, Inc. in Chicago, IL where he had worked from 1991 until 1998. Mr. Healy received a bachelor of science degree from Iowa State University in 1970 and a master of business administration degree from Cornell University in 1972.

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

DIRECTOR COMPENSATION

         All directors may be reimbursed for certain expenses in connection with attendance at Board and committee meetings. Messrs. Sage and Healy receive $20,000 annually as compensation for their services as Directors. Other than with respect to the reimbursement of expenses and the fees noted above for Messrs. Sage and Healy, directors do not receive additional compensation for service as a director.

ITEM 11.  EXECUTIVE COMPENSATION

         The following table sets forth information with respect to all compensation paid or earned for services rendered to the Company in 1998 by the Company's chief executive officer and the Company's next four most highly compensated executive officers (each, a "Named Officer"):

                           SUMMARY COMPENSATION TABLE

                                                                         ANNUAL
NAME                   PRINCIPAL POSITION SALARY                      COMPENSATION        BONUS *
----                   -------------------------                      ------------        -------
Rolland G. Divin       President, Chief Executive Officer
                         and Director                                  $330,000          $300,000

S. Albert Gaston       Senior Vice President and Chief
                         Financial Officer                              165,000           100,000

Gerald R. Barker       Senior Vice President -- Marketing               149,000           100,000

Paul C. Serff          Senior Vice President --
                         Human Resources                                133,300                 0

Wyatt F. Hearp         Vice President --
                         Manufacturing/Distribution                     127,000                 0

* These payments were made under the Executive Incentive Plan (described below). There were no payments made for 1998 under the Management Incentive Compensation Plan (described below).

DEFINED BENEFIT RETIREMENT PLANS

         The Company has two noncontributory defined benefit retirement plans (the "Hourly Plan" and the "Salaried Plan") which cover substantially all full-time employees who are at least 21 years of age. The Company also has an non-qualified pension plan ("non-qualified Plan") covering only certain salaried employees. The plans provide for payment of monthly benefits to participants upon their reaching normal retirement dates. Benefit amounts are determined by a benefit formula which considers length of service and average salary for the Salaried Plan and the non-qualified Plan and length of service multiplied by a fixed rate, as determined by the Company, for the Hourly Plan.

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

              TOM'S FOODS INC. PENSION PLAN FOR SALARIED EMPLOYEES
                       SUPPLEMENTAL RETIREMENT PLAN TABLE

                        Annual Pension Payable at Age 65

                                             YEARS OF SERVICES
                                             -----------------

COMPENSATION(A)    5            10            15            20            25       30 OR MORE
---------------    -            --            --            --            --       ----------
$100,000         6,722        13,444        20,165        26,887        33,609        40,331
$125,000         8,597        17,194        25,790        34,387        42,984        51,581
$150,000        10,472        20,944        31,415        41,887        52,359        62,831
$200,000        11,222        22,444        33,665        44,887        56,109        67,331
$300,000        11,222        22,444        33,665        44,887        56,109        67,331
$500,000        11,222        22,444        33,665        44,887        56,109        67,331


(a) Compensation is assumed to be constant. Table is based on covered compensation of $31,128 for a participant turning 65 in 1998. The IRC
         Section 401(a)(17) limit on compensation is assumed constant at the 1998 level of $160,000.

         The compensation used to determine a person's benefits under the Salaried Plan and the non-qualified Plan includes such person's salary and annual bonus, whether or not deferred. The current compensation for each of the Named Officers is identical to the amounts listed in the Summary Compensation Table. The estimated credited years of service at the end of fiscal 1998 for each of the Named Officers are 4.0 years for Mr. Divin, 3.7 years for Mr. Gaston, 3.3 years for Mr. Barker, 11.3 years for Mr. Serff and 25.6 years for Mr. Hearp.

         Non-qualified Plan. The Supplemental Employee Retirement Plan of Tom's Foods Inc. (the "SERP") provides employees designated by the Company with certain pension benefits upon retirement on or after age 58 (55 for certain employees) in order to supplement benefits provided under the Company's qualified plans and Social Security. The SERP generally provides for lifetime benefits of 50.0% of average monthly compensation less 50.0% of primary Social Security, reduced for service less than 30 years and receipt prior to age 62 1/2, and further offset by the actuarial value of prior cash payments. Of the five Named Officers, only Mr. Serff participates in the SERP. The Company estimates that the annual benefits payable to Mr. Serff at normal retirement age pursuant to the SERP would be $20,518.

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

INCENTIVE COMPENSATION PLANS

         Management Incentive Compensation Plan. The Company's Management Incentive Compensation Plan (the "Management Incentive Plan") is administered by the Compensation Committee of the Board of Directors and applies to those key employees designated by the President and Chief Executive Officer. The terms and conditions upon which awards become payable are determined by the Compensation Committee and subject to approval by the Board of Directors. Target incentive amounts are expressed as a percentage of the key employees' salary and actual incentive amounts are provided based on the Company's achievement of certain criteria, including manufacturing profit and sales performance objectives. Each of the Named Officers, as well as other key employees, participated in the Management Incentive Plan in fiscal 1998.

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

         The Executive Incentive Plan further provided the Participants with a cash payment in an aggregate amount of $1.0 million. 50.0% of such amount was paid upon consummation of the October 1997 Offering and 50.0% was paid on December 31, 1998 to Participants then employed by the Company. TFH has an obligation to pay $1.0 million to the Participants in cash from such amount, with $500,000 paid at consummation of the October 1997 Offering and $500,000 due on December 31, 1998, subject to continued employment by the Company (which is included in the compensation table set forth herein). The first payment resulted in a $500,000 charge to compensation expense of the Company upon consummation of the October 1997 Offering. The second payment was made as scheduled resulting in a $500,000 charge to compensation expense in 1998.

         All obligations to the Participants pursuant to the Executive Incentive Plan are obligations solely of TFH, not of the Company.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The issued and outstanding Common Stock of the Company consists of 5,000 shares, 4,000 of which (80.0%) are held by TFH and 1,000 of which (20.0%) are held by TFCC. All of the outstanding shares of Preferred Stock of the Company, which are non-voting, are held by TFH. Under the terms of a Stockholders' Agreement among all of the stockholders of TFH (the "TFH Stockholders' Agreement"), Heico Holding, Inc. ("Heico Holding") is entitled to elect a majority of the Boards of Directors of each of TFH and the Company. Michael E. Heisley, Sr. Chairman of the Board and a Director of the Company, holds substantially all of the voting securities of Heico Holding. Under the terms of a Stockholders' Agreement among all of the Stockholders of TFCC (the "TFCC Stockholders' Agreement"), Mr. Heisley is entitled to designate a majority of the Board of Directors of TFCC. As a result of the foregoing, Mr. Heisley has beneficial ownership of all of the outstanding capital stock of the Company.

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

         The industrial revenue bonds remain in effect.

OTHER

         Beginning with fiscal 1994, the Company has entered into consulting arrangements with Michael E. Heisley, Sr. and Thomas C. Mattick, a Director of the Company, for provision of consulting services to the Company. In respect of such consulting services, Mr. Heisley and Mr. Mattick each received $100,000 per year.

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

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

14  (A)  DOCUMENT LIST

1.       Financial Statements

                  Description
                  -----------                                                                                Page
         Report of Independent Public Accounts                                                                22

         Balance Sheets as of January 3, 1998 and January 2, 1999                                             23

         Statements of Operations for the years ended December 28,
         1996, January 3, 1998 and January 2, 1999                                                            25

         Statements of Changes in Shareholders' Equity for the years
         ended December 28, 1996, January 3, 1998 and January 2, 1999                                         26

         Statements of Cash Flows for the years ended December 28,
         1996, January 3, 1998 and January 2, 1999                                                            27

         Notes to Financial Statements                                                                        28

2.       Financial Statement Schedules

                  Description
                  -----------                                                                                Page

                  Report of Independent Public Accountants on Financial
                  Statement Schedule                                                                          42

                  Valuation and Qualifying Accounts                                                           43

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

4.2 The First Supplemental Indenture, dated as of February 27, 1998, by and between the Company and IBJ Schroder Bank & Trust Company, as Trustee, filed as Exhibit 4.2 to the Company's 1997 form 10-K, is incorporated herein by reference.

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

13       Accountant's Preferability Letter is filed herewith as an exhibit.

27       The Financial Data Schedule is filed herewith as an exhibit.

14       (B) REPORTS

         No Current Report on Form 8-K was required to be filed by the Company during the last quarter of the period covered by this report.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS







To Tom's Foods Inc.:

We have audited the accompanying balance sheets of TOM'S FOODS INC. (a Delaware corporation) as of January 2, 1999 and January 3, 1998 and the related statements of operations, changes in shareholders' equity, and cash flows for each of the three years in the period ended January 2, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Tom's Foods Inc. as of January 2, 1999 and January 3, 1998 and the results of its operations and its cash flows for each of the three years in the period ended January 2, 1999 in conformity with generally accepted accounting principles.







Atlanta, Georgia
February 12, 1999

                                Tom's Foods Inc.


                                 BALANCE SHEETS

                        (In Thousands, Except Share Data)






                                     ASSETS

                                                                                      January 2,        January 3,
                                                                                         1999              1998
                                                                                      ---------         ---------
CURRENT ASSETS:
    Cash and short-term investments                                                   $   3,087         $   7,487
    Accounts and notes receivable, net                                                   16,073            15,408
    Inventories:
       Raw materials                                                                      2,383             2,494
       Packaging materials                                                                2,916             1,928
       Finished goods and work in progress                                                5,657             5,217
    Other current assets                                                                  2,859             2,328
                                                                                      ---------         ---------
              Total current assets                                                       32,975            34,862
                                                                                      ---------         ---------
PROPERTY, PLANT, AND EQUIPMENT:
    Land and land improvements                                                            5,690             5,546
    Buildings                                                                            14,358            14,304
    Machinery, equipment, and vehicles                                                   46,733            44,309
    Vending and other distribution equipment                                             10,121            11,184
    Furniture and fixtures                                                                9,834             8,906
    Construction in progress                                                              4,497             2,743
                                                                                      ---------         ---------
              Total property, plant, and equipment                                       91,233            86,992
    Accumulated depreciation                                                            (40,449)          (34,662)
                                                                                      ---------         ---------
              Net property, plant, and equipment                                         50,784            52,330
                                                                                      ---------         ---------

NONCURRENT ACCOUNTS AND NOTES RECEIVABLE, net                                               505               477

OTHER ASSETS                                                                              1,770             1,727

DEFERRED DEBT ISSUE COSTS, net of accumulated amortization of $615 and $115 at
    January 2, 1999 and January 3, 1998, respectively                                     2,885             3,385

GOODWILL AND INTANGIBLE ASSETS, net of accumulated amortization of $9,438 and
    $7,761 at January 2, 1999 and January 3, 1998, respectively                          46,587            48,264
                                                                                      ---------         ---------
              Total assets                                                            $ 135,506         $ 141,045
                                                                                      =========         =========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                                                       January 2,       January 3,
                                                                                          1999             1998
                                                                                       ----------       ----------
CURRENT LIABILITIES:
    Accounts payable                                                                   $  11,473         $  11,070
    Accrued liabilities                                                                    8,277            10,973
    Current portion of capital lease and other debt obligations                              156                27
                                                                                       ---------         ---------
              Total current liabilities                                                   19,906            22,070
                                                                                       ---------         ---------
LONG-TERM DEBT:
    Senior secured notes                                                                  60,000            60,000
    Industrial development revenue bonds                                                  10,000            10,000
    Capital lease and other debt obligations                                                 585               297
                                                                                       ---------         ---------
              Total long-term debt                                                        70,585            70,297
                                                                                       ---------         ---------

OTHER LONG-TERM OBLIGATIONS                                                                   37                37

ACCRUED PENSION COST                                                                       7,115             6,587

ACCRUED POSTRETIREMENT BENEFITS OTHER THAN PENSIONS                                        1,797             2,055

Exchangeable preferred stock, $.01 par value; Class A, 7,000 shares authorized;
    7,000 shares issued and outstanding at January 2, 1999 and January 3, 1998             7,911             7,167

COMMITMENTS AND CONTINGENT LIABILITIES (Note 9)

SHAREHOLDERS' EQUITY:
    Common stock, $.01 par value; 10,000 shares authorized, 5,000 shares issued
       and outstanding at January 2, 1999 and January 3, 1998                                  0                 0
    Preferred stock, $.01 par value, Class B, 21,737 shares authorized, 21,737
       shares issued and outstanding at January 2, 1999 and January 3, 1998               24,316            22,226

    Additional paid-in capital                                                            43,725            43,225
    Retained deficit                                                                     (39,886)          (32,619)
                                                                                       ---------         ---------
              Total shareholders' equity                                                  28,155            32,832
                                                                                       ---------         ---------
              Total liabilities and shareholders' equity                               $ 135,506         $ 141,045
                                                                                       =========         =========




      The accompanying notes are an integral part of these balance sheets.

                                Tom's Foods Inc.


                            STATEMENTs OF OPERATIONS

                                 (In Thousands)


                                                                    January 2,        January 3,       December 28,
                                                                       1999              1998             1996
                                                                    ---------         ---------         ---------
NET SALES                                                           $ 202,380         $ 212,648         $ 205,856

Cost of goods sold                                                   (123,228)         (131,454)         (133,624)
                                                                    ---------         ---------         ---------
              Gross profit                                             79,152            81,194            72,232
                                                                    ---------         ---------         ---------
Expenses and other income:
    Selling and administrative expenses                               (73,701)          (75,954)          (69,735)
    Amortization of goodwill and intangible assets                     (2,177)           (1,792)           (1,678)
    Other income, net                                                   1,902             1,138             1,309
    Restructuring and nonrecurring charges                             (3,224)             (500)           (3,793)
                                                                    ---------         ---------         ---------
                                                                      (77,200)          (77,108)          (73,897)
                                                                    ---------         ---------         ---------
income (LOSS) FROM OPERATIONS                                           1,952             4,086            (1,665)

INTEREST EXPENSE, net of interest income of $110, $166, and
    $210 for 1998, 1997, and 1996, respectively                        (8,129)           (9,978)           (9,402)
                                                                    ---------         ---------         ---------
LOSS BEFORE INCOME TAXES AND cumulative effect of accounting change
                                                                       (6,177)           (5,892)          (11,067)

PROVISION FOR INCOME TAXES                                                 50                50                 0
                                                                    ---------         ---------         ---------
NET LOSS before cumulative effect of accounting change                 (6,227)           (5,942)          (11,067)

cumulative effect of accounting change                                  1,050                 0                 0
                                                                    ---------         ---------         ---------
net loss                                                            $  (5,177)        $  (5,942)        $ (11,067)
                                                                    =========         =========         =========






        The accompanying notes are an integral part of these statements.

                                TOM'S FOODS INC.


                  STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                        (In Thousands, Except Share Data)



                                                                            CLASS B
                                                 COMMON STOCK           PREFERRED STOCK          ADDITIONAL
                                               -----------------      --------------------         PAID-IN        RETAINED
                                               SHARES     AMOUNT      SHARES        AMOUNT         CAPITAL         DEFICIT
                                               ------     ------      ------        ------       ----------       --------
BALANCE AT december 30, 1995                   1,000        $0             0        $     0        $42,725        $(15,139)

    Shares issued                              4,000         0             0              0              0               0
    Net loss                                       0         0             0              0              0         (11,067)
                                               -----        --        ------        -------        -------        --------
BALANCE AT december 28, 1996                   5,000         0             0              0         42,725         (26,206)

    Issuance of Class B preferred stock            0         0        21,737         21,755              0               0
    Contribution from TFH Corporation              0         0             0              0            500               0
    Dividends accrued                              0         0             0            471              0            (471)
    Net loss                                       0         0             0              0              0          (5,942)
                                               -----        --        ------        -------        -------        --------
BALANCE AT January 3, 1998                     5,000         0        21,737         22,226         43,225         (32,619)

    Contribution from TFH Corporation              0         0             0              0            500               0
    Dividends accrued                              0         0             0          2,090              0          (2,090)
    Net loss                                       0         0             0              0              0          (5,177)
                                               -----        --        ------        -------        -------        --------
BALANCE AT January 2, 1999                     5,000        $0        21,737        $24,316        $43,725        $(39,886)
                                               =====        ==        ======        =======        =======        ========




        The accompanying notes are an integral part of these statements.

                                TOM'S FOODS INC.


                            STATEMENTS OF CASH FLOWS

                                 (In Thousands)



                                                                              January 2,       January 3,      December 28,
                                                                                 1999             1998             1996
                                                                              ----------       ----------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                                    $(5,177)        $ (5,942)        $(11,067)
                                                                               -------         --------         --------
   Adjustments to reconcile net loss to net cash provided by operating activities:
      Depreciation and amortization                                              9,268            9,042            7,956
      Accrued interest on TFH term loan                                              0            6,358            2,582
      Restructuring and nonrecurring charges                                     2,881                0            3,793
      Cumulative effect of accounting change                                    (1,050)               0                0
      Provision for income taxes                                                    50               50                0
      Dividends accrued                                                            744              167                0
      (Gain) loss on disposal of property, plant, and equipment                   (265)              96             (121)

      Changes in assets and liabilities:
         Accounts and notes receivable                                            (277)           3,067           (4,479)
         Inventories                                                            (1,409)             219              278
         Other assets                                                              301              (96)           2,661
         Accounts payable                                                          403           (3,200)           4,731
         Other liabilities                                                      (3,586)             454            2,443
         Accrued pension cost                                                      528              478              216
         Accrued postretirement benefits other than pensions                      (258)            (187)            (164)
                                                                               -------         --------         --------
            Total adjustments                                                    7,330           16,448           19,896
                                                                               -------         --------         --------
            Net cash provided by operating activities                            2,153           10,506            8,829
                                                                               -------         --------         --------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to property, plant, equipment, and vending machines                (6,323)          (3,419)          (5,798)
   Proceeds from disposal of property, plant, and equipment                        256              206              422
   Unsuccessful acquisition and related costs                                     (850)               0                0
                                                                               -------         --------         --------
            Net cash used in investing activities                               (6,917)          (3,213)          (5,376)
                                                                               -------         --------         --------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Repayments of long-term debt                                                   (136)         (59,763)         (10,252)
   Proceeds from issuance of long-term debt                                          0           60,840            9,000
   Proceeds from sale of vending machine leases                                      0                0              300
   Debt issue costs                                                                  0           (3,500)          (2,095)
   Capital contribution from TFH Corporation                                       500              500                0
                                                                               -------         --------         --------
            Net cash provided by (used in) financing activities                    364           (1,923)          (3,047)
                                                                               -------         --------         --------
(DECREASE) INCREASE IN CASH AND SHORT-TERM INVESTMENTS                          (4,400)           5,370              406

CASH AND SHORT-TERM INVESTMENTS, beginning of year                               7,487            2,117            1,711
                                                                               -------         --------         --------
CASH AND SHORT-TERM INVESTMENTS, end of year                                   $ 3,087         $  7,487         $  2,117
                                                                               =======         ========         ========
SUPPLEMENTAL DISCLOSURES:
   Interest paid during the year                                               $ 7,874         $  2,566         $  2,512
                                                                               =======         ========         ========
   Income taxes paid during the year                                           $    37         $     27         $      0
                                                                               =======         ========         ========
   Issuance of exchangeable preferred stock, Class A, for debt (Note 5)        $     0         $  7,000         $      0
                                                                               =======         ========         ========
   Issuance of preferred stock, Class B, for debt (Note 5)                     $     0         $ 21,755         $      0
                                                                               =======         ========         ========




        The accompanying notes are an integral part of these statements.

                                TOM'S FOODS INC.


                          NOTES TO FINANCIAL STATEMENTS

             JANUARY 2, 1999, JANUARY 3, 1998, AND DECEMBER 28, 1996



1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Nature of Operations

         Tom's Foods Inc. (the "Company") manufactures and distributes snack food products. The principal markets for these products are the southeastern and southwestern United States. The Company operates in one segment, as defined by Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosure About Segments of an Enterprise and Related Information." Additionally, the Company does not have any significant foreign operations.

         Restructuring and Refinancing

         On August 30, 1996, the Company restructured its debt obligations (Note
         4). In connection with the debt restructuring, TFH Corporation ("TFH") was formed. TFH was capitalized by various parties having common control of Tom's Foods Capital Corporation, the prior parent. TFH used the capital proceeds to purchase outstanding senior and subordinated debt obligations of the Company for $52,828,000, inclusive of accrued interest. In return for subordinating its purchased debt claims and a deferral of interest and principal payments, TFH received 80% of the stock of the Company, making TFH the Company's new parent. Therefore, no change in the basis of assets and liabilities was required.

         In 1997, the Company completed a refinancing of the Company's debt obligations, including the debt due to TFH (the "Offering") (Note 4).

         Fiscal Year

         The Company's fiscal year is the 52- or 53-week period ending the Saturday nearest to December 31. The years ended January 2, 1999 and December 28, 1996 contained 52 weeks. The year ended January 3, 1998 contained 53 weeks.

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

         HEDGING TRANSACTIONS

         The Company has limited involvement with derivative financial instruments and does not use them for trading purposes. The Company enters into various futures contracts and futures options to reduce the impact of volatility in raw material prices. These transactions meet the requirements for hedge accounting including designation to specific inventory amounts and high correlation. Amounts payable or receivable under these transactions are recognized as deferred gains or losses and included in other assets or other liabilities. The deferred amounts are charged or credited to cost of sales, as the related raw materials are charged to operations. If the Company were to ever have a derivative transaction that did not meet the requirement for hedges, it would recognize the unrealized gains and losses as they occur. At January 2, 1999 and January 3, 1998, the net gains and losses deferred or expensed are operating income, and there are no material commitments outstanding relating to derivative financial instruments.

         In 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 is effective for the fiscal year ending December 30, 2000. The Company has not determined the effect on its financial statements for the adoption of this standard.

         GOODWILL AND INTANGIBLE ASSETS

         Goodwill and intangible assets arose during the acquisition of the Company on May 13, 1993. These items are being amortized using the straight-line method over the estimated useful lives as follows:

               Assembled staff                              20 years
               Trademarks                                   40 years
               Distribution system                          35 years
               Goodwill                                     40 years

         The Company periodically reviews the value assigned to goodwill and intangible assets to determine whether events and circumstances have occurred which indicate that the remaining estimated useful life of goodwill may warrant revision or that the remaining balance of goodwill may not be recoverable. The Company uses an estimate of undiscounted operating income over the remaining life of the goodwill in measuring whether the goodwill is recoverable.

         FAIR VALUE OF FINANCIAL INSTRUMENTS

         The Company's financial instruments consist primarily of cash and short-term investments, trade receivables, notes receivable, accounts payable, purchase commitments, senior secured notes, industrial development revenue bonds, subordinated debt, other long-term obligations, and capital lease obligations. In management's opinion, the carrying amounts of these financial instruments approximate their fair values at January 2, 1999 and January 3, 1998.

         ACCOUNTING CHANGE

         Effective January 4, 1998, the Company changed its accounting policy to capitalize in other current assets all maintenance parts. The Company's previous policy was to expense these items as purchased. The Company believes this new method is preferable because it provides a better matching of costs and related revenues. The Company purchased parts during 1998 and expensed them when placed in the manufacturing process. The net effect of items capitalized and expensed in 1998 was to capitalize an additional $250,000 that would have been expensed under the previous method used by the Company. The Company recorded a cumulative effect of an accounting change as of January 4, 1998 of $1,050,000 related to the accounting change.

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

         TRANSACTIONS WITH RELATED PARTIES

         The Company has entered into consulting agreements with the chairman of the board and a director of the Company for providing consulting services to the Company. In return for such consulting services, each received $100,000 for each of the years ended January 2, 1999, January 3, 1998, and December 28, 1996.

         In connection with the term loan from TFH, prior to the Offering (Note
         4), and the assumption of accrued interest thereon, the Company recognized interest expense of $6,358,000, and $7,750,000 for the years ended January 3, 1998, and December 28, 1996, respectively.

         As part of the August 30, 1996 refinancing, the stockholders of TFH caused letters of credit to be posted in the aggregate face amount of $10,000,000 to replace the letters of credit posted by the Company to back the industrial development revenue bonds discussed in Note 4. As of January 3, 1998, TFH had waived its rights to reimbursement through December 31, 2005. After this date and subject to the terms of the subordination, the Company will be obligated to reimburse TFH for any draws which have been or are subsequently made on the TFH stockholders' letters of credit.

  2.  Restructuring and nonrecurring charges

      Following are the components of amounts classified as restructuring and nonrecurring charges in the accompanying statements of operations (in thousands):

                                                                1998          1997          1996
                                                               ------        ------        ------
          Write-down of assets to realizable values and
              change in estimates                              $1,191        $    0        $    0
          Unsuccessful acquisition and related costs
                                                                  850             0             0

          Restructuring of portions of the sales and
              distribution functions                              683             0             0
          Payment of nonrecurring management bonuses
              related to the Offering                             500           500             0
          Costs associated with August 1996 refinancing
                                                                    0             0         3,793
                                                               ------        ------        ------
                                                               $3,224        $  500        $3,793
                                                               ======        ======        ======


         At January 2, 1999, January 3, 1998, and December 31, 1996, all amounts related to these charges had been paid, except for $1,136 at January 2, 1999, which are expected to be paid during fiscal year 1999.

         In addition, the Company recorded a $6,450,000 charge during fiscal year 1995 related to the overall restructuring of its distribution function. In fiscal years 1996 and 1997, the Company utilized $3,091,000 and $3,359,000, respectively, of this amount representing the entire reserve.


3.       accounts and notes receivable

         Accounts and notes receivable as of January 2, 1999 and January 3, 1998 consist of the following (in thousands):

                                                              January 2,       January 3,
                                                                 1999              1998
                                                              ----------       ----------
          Notes receivable from distributors                   $  3,122         $  3,008
          Trade accounts receivable                              15,739           17,361
          Less allowance for doubtful accounts                   (2,283)          (4,484)
                                                               --------         --------
                                                                 16,578           15,885
          Less current portion                                  (16,073)         (15,408)
                                                               --------         --------
          Noncurrent accounts and notes receivable, net        $    505         $    477
                                                               ========         ========

         Notes receivable from distributors are due in varying amounts over periods of up to ten years and bear interest at stated rates from 0% to 16.25%. The notes are typically payable over an eight-year amortization schedule, with a balloon payment at the end of year five. The notes are secured by certain distributor assets and guarantees.

         Prior to the Offering (Note 4), the Company had guaranteed the repayment of certain receivables. The Company settled the guaranteed amount by paying $10,000,000 in full satisfaction of the note payable under guarantee obligations (Note 4) and as a settlement of the remaining guaranteed amount. This remaining settlement amount was reserved for as of December 28, 1996. Therefore, the ultimate amount of the Company's guaranteed repayment did not have a material effect on its financial position or results of operations.

         Subject to certain conditions, the Company has the right of first refusal to repurchase, for either cash or a note at the Company's option, distributorships or distributorship assets from certain distributors at a multiple of the amount of the average annual net cash flow, as adjusted, of the distributorship, measured over the preceding three years. This exit strategy will only be available to successful distributors who have remained in full compliance with their contracts for a minimum of three years, including meeting certain growth requirements, and thus enhances the value of successful distributorships and the distribution network as a whole. Because the Company does not know which distributors will avail themselves of this provision and when they might do so after becoming eligible, the Company believes that it is not possible to determine any future contingency requirement. Any potential repurchase obligation is, however, based on a multiple of net cash flow. Any repurchase is, therefore, funded primarily through the stream of future cash flows from the purchased distributorship, which is enhanced by the capture of integrated margins.


4.       DEBT

         Long-term debt as of January 2, 1999 and January 3, 1998 consists of the following (in thousands):

                                                                                          January 2,       January 3,
                                                                                             1999             1998
                                                                                          ----------       ----------

          10.5% senior secured notes due in 2004                                           $ 60,000         $ 60,000
                                                                                           --------         --------
          6.75% Taylor County, Florida, industrial development revenue bonds;
          payable in five annual installments beginning September 1, 2000, secured by property with a net book value of $4,123 and $4,561 in 1998
          and 1997, respectively                                                              5,800            5,800

          6.5% Industrial Development Board of the County of Knox, Tennessee,
          industrial development revenue bonds; payable in five equal annual installments beginning October 1, 2005, secured by property
          with a net book value of $2,185 and $2,264 in 1998 and 1997, respectively           4,200            4,200
                                                                                           --------         --------
                        Long-term industrial development revenue bonds                       10,000           10,000
                                                                                           --------         --------

                                                                                          January 2,       January 3,
                                                                                             1999             1998
                                                                                          ----------       ----------
          Capital lease and other debt obligations secured by computers, office
          equipment, and vending machines                                                       741              324
              Less current portion of capital lease obligations                                (156)             (27)
                                                                                           --------         --------
                        Long-term portion of capital lease obligations                          585              297
                                                                                           --------         --------
          Long-term debt                                                                   $ 70,585         $ 70,297
                                                                                           ========         ========

         On October 14, 1997, the Company sold $60,000,000 of 10.5% Senior Secured Notes (the "Notes") due November 1, 2004. The Notes are secured by a first lien on and security interest in substantially all of the assets and properties owned by the Company, except those that are security for other debt obligations. The indenture relating to the Offering has certain covenants, as defined. The Company may not redeem the Notes prior to November 1, 2001 and, following that date, the Company may redeem the Notes in whole or in part at redemption prices, as defined. In connection with the Offering, the Company incurred $3,500,000 in fees and expenses which were capitalized and are being amortized over the life of the Notes. Amortization expense of these costs was $615,000 for the year ended January 2, 1999 and $115,000 for the year ended January 3, 1998. In addition, the Company paid a bonus of $500,000 to management in connection with the Offering in both 1998 and 1997, which is included in nonrecurring charges in the accompanying statements of operations.

         The proceeds of the Offering were used to pay certain of the Company's debt obligations. Amounts paid include $40,000,000 to TFH, $8,336,000 to the lender under the senior credit agreement, and $10,000,000 to satisfy the note payable and outstanding amounts relating to the Company's guarantee obligations (Note 3) with a financial institution. After the Offering, the remaining portion of the TFH obligations, including accrued interest thereon, was converted to $7,000,000 of Class A preferred stock and $21,755,000 of Class B preferred stock (Note 5).

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

         Under a senior credit agreement, the revolving loan is based on 85% of all eligible accounts, plus 50% of the value of eligible inventory, as defined. Interest is payable on the revolving loan at a rate of 1.375% above the prime rate of interest. The maximum borrowing amount under the revolving loan and the letter-of-credit accommodations is $17,000,000. Standby letters of credit relating to insurance coverages and inventory purchases were outstanding under the revolving loan as of January 2, 1999 and January 3, 1998 in the amounts of $2,057,000 and $2,799,000, respectively. For the year ended January 2, 1999, the weighted average interest rate under the revolving loan was 9.8%. At January 2, 1999 and January 3, 1998, there were no outstanding balances other than the letters of credit under the revolving loan.

         The senior credit agreement matures August 30, 1999 and contains a provision for the extension of the maturity date for up to two 1-year periods upon the agreement of both the Company and the lender. The senior credit agreement, as amended, requires the Company to maintain certain financial ratios relating to working capital and tangible net worth, as defined. The senior credit agreement also restricts the Company in a number of areas, including, but not limited to, paying dividends, incurring additional indebtedness, certain investment activities, and capital expenditures. As of January 2, 1999, the Company was in compliance with all financial ratios and restrictive covenants.

         The scheduled maturities of all company debt obligations are $156,000 in 1999, $1,129,000 in 2000, $1,135,000 in 2001, $1,146,000 in 2002,
         $1,066,000 in 2003, and $66,109,000 in the years thereafter.


5.       SHAREHOLDERS' EQUITY

         On October 14, 1997, in connection with the Offering, the Company issued 7,000 shares of Class A preferred stock and 21,737 shares of Class B preferred stock. The Class A preferred stock has an aggregate liquidation preference of $7,000,000 and was issued in exchange for $7,000,000 of the outstanding term loan from TFH, as discussed in Note
         4. The Class A preferred stock is exchangeable at the option of the Company or the holder upon certain events, and is therefore classified outside of shareholders' equity in the accompanying balance sheets. As the Class A preferred stock has characteristics that are similar to debt, dividends are accrued to interest expense. The Class B preferred stock has an aggregate liquidation preference of $21,755,000 and was issued in exchange for the remaining outstanding term loan from TFH, as discussed in Note 4. The Class A and Class B preferred stock are nonvoting, except in certain circumstances. The Class A preferred stock ranks senior to the Class B preferred stock. Dividends on the Class A preferred stock and the Class B preferred stock accrue at a rate of 10.5% and 9.5%, respectively. Unpaid dividends increase the liquidation preference of the respective shares. Upon a change in control, holders of up to $10,000,000 of Class A preferred stock will be entitled to require the Company to purchase these shares at 100% of the liquidation preference at the date of purchase. On or after January 1, 1999, up to an aggregate of $10,000,000 of Class A preferred stock may be exchangeable at the Company's option for an equal amount of subordinated debt if the Company meets certain financial targets, as defined. Dividends of $744,000 and $167,000 were accrued to the Class A preferred stock for fiscal 1998 and 1997, respectively, and are included in interest expense in the accompanying statements of operations. Dividends of $2,090,000 and $471,000 for fiscal 1998 and 1997, respectively, were accrued to the Class B preferred stock and are included in the accumulated deficit.


6.       INCOME TAXES

         The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes," and files a consolidated federal income tax return with TFH.

         The components of the deferred tax assets and liabilities as of January 2, 1999 and January 3, 1998 are as follows (in thousands):

                                                                      January 2,      January 3,
                                                                        1999             1998
                                                                      ----------      ----------
          Deferred tax liabilities:
              Property, plant, and equipment                          $  5,087         $  5,119
              Other                                                      1,274              934
                                                                      --------         --------
                        Total deferred tax liabilities                   6,361            6,053
                                                                      --------         --------
          Deferred tax assets:
              Operating loss carryforwards                             (22,081)         (19,687)
              Accounts and notes receivable                               (951)          (1,760)
              Pensions and employee benefits                            (3,032)          (2,924)
              Workers' compensation                                       (599)            (750)
              Discount on industrial development revenue bonds            (517)            (582)
                                                                      --------         --------
                        Total deferred tax assets                      (27,180)         (25,703)
                                                                      --------         --------
          Net deferred tax assets                                      (20,819)         (19,650)
          Less valuation allowance                                     (20,819)         (19,650)
                                                                      --------         --------
          Net deferred tax assets                                     $      0         $      0
                                                                      ========         ========

         The Company has operating loss carryforwards of approximately $56,600,000, which begin to expire in 2008.

         The provision for income taxes consisted of the following as of January 2, 1999, January 3, 1998, and December 28, 1996 (in thousands):


                                           January 2,  January 3,  December 28,
                                             1999         1998         1996
                                           ----------  ----------  ------------
          Federal income taxes:
              Current                         $ 0          $ 0          $0
              Deferred                          0            0           0
          State and franchise taxes            50           50           0
                                              ---          ---          --
          Provision for income taxes          $50          $50          $0
                                              ===          ===          ==

         For the years ended January 2, 1999, January 3, 1998, and December 28, 1996, the provision for income taxes at the Company's effective rate differed from the provision for income taxes at the statutory rate, as follows (in thousands):

                                                               January 2,        January 3,       December 28,
                                                                  1999             1998               1996
                                                               ----------        ----------       -----------
          Income tax benefit at federal statutory rate
                                                                $(1,743)          $(2,020)          $(3,763)
          State income taxes, net of federal effect                (205)             (237)             (443)
          Interest expense on TFH term loan                           0             2,480                 0
          Change in valuation allowance                           1,169            (1,220)            3,246
          Intangibles amortization                                  347               347               347
          Other                                                     482               700               613
                                                                -------           -------           -------
          Provision for income taxes                            $    50           $    50           $     0
                                                                =======           =======           =======

7.       EMPLOYEE BENEFIT PLANS

         The Company has two noncontributory defined benefit retirement plans (the "Hourly Plan" and the "Salaried Plan") which cover substantially all full-time employees who are at least 21 years of age. The Company also has an unqualified pension plan ("Unqualified Plan") covering only certain salaried employees. The plans provide for payment of monthly benefits to participants upon their reaching normal retirement age. Benefit amounts are determined by a benefit formula which considers length of service and average salary for the Salaried Plan and the Unqualified Plan and length of service multiplied by a fixed rate, as determined by the Company, for the Hourly Plan. The pension cost for the Hourly Plan and the Salaried Plan is funded at amounts equal to the minimum funding requirements of the Employee Retirement Income Security Act of 1974. Assets of the Hourly Plan and the Salaried Plan include common stocks, U.S. government securities, and corporate bonds. The Unqualified Plan is not funded.

         In 1998, the Company adopted SFAS No. 132, "Employers' Disclosures about Pensions and Other Post-Retirement Benefits." The statement standardizes the disclosure requirements for pensions and other postretirement benefits to the extent practicable.

         On a weighted average basis, the following assumptions were used in accounting for the net periodic benefits costs and for the Plans:

                                                                  January 2,      January 3,       December 28,
                                                                    1999            1998               1996
                                                                  ----------      ----------       ------------

     Discount rate                                                  6.75%           7.00%             7.50%
     Expected return on plan assets                                 9.00%           9.00%             9.00%
     Rate of compensation increase                                  4.75%           5.00%             5.00%

         The amount of net periodic benefit cost recognized includes the following components (in thousands):

                                                          January 2,       January 3,       December 28,
                                                            1999              1998              1996
                                                          ----------       ----------       ------------
          Components of periodic benefits costs:
              Service cost                                $ 1,175           $   979           $ 1,077
              Interest cost                                 3,412             3,219             3,269
              Expected return on assets                    (3,989)           (3,661)           (3,390)
              Amortization of:
                 Actuarial gain                               (73)             (126)             (132)
                 Transition obligation                          0                 0                 0
                 Prior service cost                            68                68                68
                                                          -------           -------           -------
          Total net periodic benefit cost                 $   593           $   479           $   892
                                                          =======           =======           =======

-------------------------------------------------------------------------------
         The reconciliation of the beginning and ending balances of the benefits obligation for the Plans and the fair value of plan assets were as follows (in thousands):

                                                                         1998               1997
                                                                       --------           --------
          Change in benefit obligation:
              Net benefit obligation at the beginning of year
                                                                       $ 47,873           $ 46,328
              Service cost                                                1,175                979
              Interest cost                                               3,412              3,219
              Actuarial loss                                              2,392                176
              Gross benefits paid                                        (2,924)            (2,829)
                                                                       --------           --------
          Net benefit obligation at end of year                        $ 51,928           $ 47,873
                                                                       ========           ========

          Change in plan assets:
              Fair value of plan assets at beginning of year           $ 51,384           $ 45,670
              Actual return on plan assets                                5,963              8,533
              Gross benefits paid                                        (2,918)            (2,819)
                                                                       --------           --------
              Fair value of plan assets at end of year                 $ 54,429           $ 51,384
                                                                       ========           ========

         The funded status of the Plans and the amounts recognized in the accompanying consolidated balance sheets were as follows (in thousands):

                                                                            1998              1997
                                                                          --------          --------
          Reconciliation of funded status:
              Funded status at end of year                                $ 2,501           $  3,511
              Unrecognized net actuarial gain                              (9,985)           (10,535)
              Unrecognized prior service cost                                 369                437
                                                                          -------           --------
          Net amount recognized at end of year                            $(7,115)          $ (6,587)
                                                                          =======           ========

          Amounts recognized in the consolidated balance sheets:
                 Accrued benefit cost                                     $(7,115)          $ (6,587)


         The Company also has a defined contribution plan which covers substantially all employees who are eligible at the start of the quarter after their hire date. The Company may match a portion of an employees contribution up to a maximum amount. For the years ended January 2, 1999, January 3, 1998, and December 28, 1996, the Company contributed approximately $214,000, $195,000, and $133,000, respectively to this plan.


8.       POSTRETIREMENT BENEFITS OTHER THAN PENSIONS

         The Company provides certain health care and life insurance benefits for certain retired employees. The Company may provide certain health care and life insurance benefits for employees electing early retirement in the future until they reach normal retirement age. The liability for these benefits is not funded. The Company accounts for these benefits in accordance with SFAS No. 106, "Employers' Accounting for Post-Retirement Benefits Other Than Pensions."

         The components of the accumulated benefit obligation as of January 2, 1999 and January 3, 1998 are as follows (in thousands):

                                                      January 2,       January 3,
                                                        1999             1998
                                                      ----------       ----------
          Current retirees                             $  726          $  977
          Active employees                                513             457
                                                       ------          ------
          Accumulated benefit obligation                1,239           1,434
          Unrecognized net gain                           558             621
                                                       ------          ------
          Accrued postretirement benefit cost          $1,797          $2,055
                                                       ======          ======

         Net costs of the plan for the years ended January 2, 1999, January 3, 1998, and December 28, 1996 included the following components (in thousands):

                                                              January 2,   January 3,    December 28,
                                                                1999          1998          1996
                                                              ----------   ----------    ------------
          Service cost of benefits earned during
              the period                                         $ 4          $  4          $  4
          Interest cost on projected benefit obligation           58           129           153
                                                                 ---          ----          ----
          Net postretirement benefit costs                       $62          $133          $157
                                                                 ===          ====          ====

         A 7% annual rate of increase in the per capita cost of covered health care benefits is assumed for all future years for certain grandfathered retirees; for all other current and future retirees, no increase was assumed due to a fixed payment schedule. A 1% increase or a 1% decrease in the assumed health care cost trend rate per year would increase the accumulated postretirement benefit obligation by 3.3% or 3.2%, respectively as of January 2, 1999. The weighted average discount rates used in determining the accumulated postretirement benefit obligation were 6.75%, 7%, and 7.5% as of January 2, 1999, January 3, 1998, and December 28, 1996, respectively.


9.       COMMITMENTS AND CONTINGENT LIABILITIES

         LEASES

         The Company leases vehicles and warehouse space under noncancelable operating leases. Noncancelable future minimum operating lease commitments as of January 2, 1999 were as follows (in thousands):

                1999          $ 4,770
                2000            4,404
                2001            1,515
                2002              216
                2003               44
                Thereafter         44
                              -------
                              $10,993
                              =======

         The rental expense for all operating leases for the years ended January 2, 1999, January 3, 1998, and December 28, 1996 was approximately $4,450,000, $4,196,000, and $2,914,000, respectively.

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

                                     TOM'S FOODS INC.


                                     By:/s/ Rolland G. Divin
                                        -----------------------------------
                                        Rolland G. Divin
                                        President, Chief Executive Officer
                                        and Director

Dated:  March 26, 1999

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities indicated on March 26, 1999.

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

/s/ Stanley H. Meadows
----------------------------------
Stanley H. Meadows, Assistant
Secretary and Director

/s/ Thomas C. Mattick
----------------------------------
Thomas C. Mattick, Director

/s/ Emily Heisley Stoeckel
----------------------------------
Emily Heisley Stoeckel, Director

/s/ Andrew C.G. Sage II
----------------------------------
Andrew C.G. Sage II, Director

/s/ Timothy J. Healy
----------------------------------
Timothy J. Healy, Director

              REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON FINANCIAL
                               STATEMENT SCHEDULE


To Tom's Foods Inc.:

We have audited in accordance with generally accepted auditing standards, the financial statements of Tom's Foods Inc. included in this Form 10-K and have issued our report thereon dated February 12, 1999. Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The foregoing schedule is the responsibility of the company's management and is presented for purposes of complying with the Securities and Exchange Commissions rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

ARTHUR ANDERSEN LLP



Atlanta, Georgia

February 12, 1999

Schedule II

                                TOM'S FOODS INC.
                        Valuation and Qualifying Accounts
                         Allowance for Doubtful Accounts
                                 (in thousands)



                                                                                    Balance at
             Balance at     Charged to                                               End of
             Beginning      Cost and         Charged to                                the
           of the Period    Expenses       Other Accounts    Deductions              Period
           -------------    --------       --------------    ----------             ----------
1996          $9,349          $444            $523 (A)        $1,636 (B)             $8,680
1997           8,680           530              74 (A)         4,800 (B)              4,484
1998           4,484           276                   0         2,747 (B)              2,283

-------------

(A) Represents amounts recovered.
(B) Represents amounts charged against the reserve.