Form 10-Q
period 1999-03-27
TOMS FOODS INC
filed 1999-05-03
CIK 1048339

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarter (twelve weeks) ended March 27, 1999.

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

Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

                                TOM'S FOODS INC.

                         QUARTERLY REPORT ON FORM 10-Q
                              FOR THE TWELVE WEEKS
                              ENDED MARCH 27, 1999

                               TABLE OF CONTENTS


                                                                                                                    Page
PART I.  FINANCIAL INFORMATION

Item 1.           Financial Statements:

                  Balance Sheets as of March 27, 1999 (unaudited) and January 2, 1999..................................3

                  Statements of Operations (unaudited) for the twelve weeks ended
                           March 27, 1999 and March 28, 1998...........................................................4

                  Statements of  Cash Flows (unaudited) for the twelve weeks ended
                           March 27, 1999 and March 28, 1998...........................................................5

                  Notes to Financial Statements........................................................................6

Item 2.           Management's Discussion and Analysis of Financial Condition and
                           Results of Operations.......................................................................6

PART II. OTHER INFORMATION

Item 6.           Exhibits and Reports on Form 8-K.....................................................................9

                                TOM'S FOODS INC.
                                 BALANCE SHEETS
                       MARCH 27, 1999 AND JANUARY 2, 1999

                                                                                     March 27, 1999    January 2, 1999
                                                                                     --------------    ---------------
                                                                                       (unaudited)

ASSETS
Current Assets:
     Cash and short-term investments                                                    $   1,498         $   3,087
     Accounts and notes receivable, net                                                    17,204            16,073
     Inventories:
         Raw Materials                                                                      3,067             2,383
         Packaging materials                                                                2,340             2,916
         Finished goods and work in progress                                                5,850             5,657
     Other current assets                                                                   3,297             2,859
                                                                                        ---------         ---------
             Total current assets                                                          33,256            32,975
                                                                                        ---------         ---------
Property, Plant, and Equipment:
     Land and land improvements                                                             5,535             5,690
     Buildings                                                                             14,591            14,358
     Machinery, equipment and vehicles                                                     47,641            46,733
     Vending and other distribution equipment                                              10,174            10,121
     Furniture and fixtures                                                                 9,819             9,834
     Construction in progress                                                               4,410             4,497
                                                                                        ---------         ---------
             Total property, plant and equipment                                           92,170            91,233
     Accumulated depreciation                                                             (41,889)          (40,449)
                                                                                        ---------         ---------
             Net property, plant and equipment                                             50,281            50,784
                                                                                        ---------         ---------
Noncurrent accounts and notes receivable, net                                                 113               505
Other assets                                                                                1,770             1,770
Deferred debt issue costs                                                                   2,769             2,885
Goodwill and intangible assets,net                                                         46,200            46,587
                                                                                        ---------         ---------
             Total assets                                                               $ 134,389         $ 135,506
                                                                                        =========         =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
     Revolving Debt                                                                     $     177                --
     Accounts payable                                                                      10,138         $  11,473
     Accrued liabilities                                                                    9,448             8,277
     Current portion of capital lease and other debt obligations                              152               156
                                                                                        ---------         ---------
             Total current liabilities                                                     19,915            19,906
                                                                                        ---------         ---------
Long-Term Debt:
     Senior secured notes                                                                  60,000            60,000
     Industrial development revenue bonds                                                  10,000            10,000
     Capital lease and other debt obligations                                                 553               585
                                                                                        ---------         ---------
             Total long-term debt                                                          70,553            70,585
                                                                                        ---------         ---------
Other long-term obligations                                                                    37                37
Accrued pension cost                                                                        7,244             7,115
Accrued postretirement benefits other than pensions                                         1,797             1,797
Exchangable Preferred Stock, $.01 par value, Class A, 7,000 shares authorized,
     7,000 shares issued and outstanding at March 27, 1999
     and January 2, 1999                                                                    8,082             7,911
Shareholders' Equity:
     Common stock, $0.01 par value; 10,000 shares authorized, and 5,000
     shares issued and outstanding at March 27, 1999, and January 2, 1999                       0                 0
Preferred Stock, $.01 par value, Class B,  21,737 shares authorized, 21,737 shares
     issued and outstanding at March 27, 1999 and January 2, 1999                          24,798            24,316
Additional paid-in capital                                                                 43,725            43,725
Retained Deficit                                                                          (41,762)          (39,886)
                                                                                        ---------         ---------
             Total shareholders' equity                                                    26,761            28,155
                                                                                        ---------         ---------

             Total liabilities and shareholders'  equity                                $ 134,389         $ 135,506
                                                                                        =========         =========

The accompanying notes are an integral part of these financial statements.

                                TOM'S FOODS INC.
                            STATEMENTS OF OPERATIONS
                           FOR THE TWELVE WEEKS ENDED
                       MARCH 27, 1999 AND MARCH 28, 1998
                                 (in thousands)


                                                                   TWELVE WEEKS ENDED
                                                            ---------------------------------
                                                            March 27, 1999     March 28, 1998
                                                            --------------     --------------
                                                             (unaudited)         (unaudited)

Net Sales                                                      $ 47,048             45,656
Cost of Goods Sold                                              (29,244)           (28,065)
                                                               --------           --------
    Gross Profit                                                 17,804             17,591
Expenses and Other Income:
    Selling and Administrative Expenses                         (16,994)           (17,366)
    Amortization of Goodwill, Intangible Assets
       and Refinancing Costs                                       (502)              (502)
    Other Income                                                    159                516
                                                               --------           --------
Income from Operations                                              467                239
Interest Expense (Net of Interest Income)                        (1,830)            (1,814)
                                                               --------           --------
Loss before Income Taxes                                         (1,363)            (1,575)
Provision for Income Taxes                                           30                115
                                                               --------           --------
Net Loss                                                       $ (1,393)          $ (1,690)
                                                               ========           ========


                                                                              4
The accompanying notes are an integral part of these financial statements.

                                TOM'S FOODS INC.
                            STATEMENTS OF CASH FLOWS
                           FOR THE TWELVE WEEKS ENDED
                       MARCH 27, 1999 AND MARCH 28, 1998
                                 (in thousands)


                                                                                           TWELVE WEEKS ENDED
                                                                                     -------------------------------
                                                                                     March 27,1999    March 28, 1998
                                                                                     -------------    --------------
                                                                                      (unaudited)       (unaudited)

Cash Flows from Operating Activities:
     Net loss                                                                           $(1,393)         $(1,690)
                                                                                        -------          -------
     Adjustments to reconcile net loss to
         net cash (used in) provided by
         operating activities:
     Depreciation and amortization                                                        2,136            2,190
     Provision (benefit) for income taxes                                                    30              115
     Dividends accrued                                                                      171              172
     (Gain) loss on disposal of property, plant,
         and equipment                                                                      (34)            (147)
     Changes in assets and liabilities:
         Accounts and notes receivable                                                     (687)          (2,179)
         Inventories                                                                       (302)          (1,808)
         Other assets                                                                      (439)             231
         Accounts payable                                                                (1,335)          (1,990)
         Other liabilities                                                                1,140              836
         Accrued pension cost                                                               129              123
                                                                                        -------          -------
                 Total adjustments                                                          809           (2,457)
                                                                                        -------          -------
     Net cash provided by (used in)
         operating activities                                                              (584)          (4,147)
                                                                                        -------          -------
Cash Flows from Investing Activities:
     Additions to property, plant, equipment                                             (1,223)          (1,502)
     Proceeds from disposal of property,
          plant and equipment                                                                76              385
                                                                                        -------          -------
     Net cash used in investing activities                                               (1,147)          (1,117)
                                                                                        -------          -------
Cash Flows from Financing Activities:
     Net borrowing on working capital revolver                                              177                0
     Other debt                                                                             (35)             (11)
                                                                                        -------          -------
     Net cash provided by (used in)
          financing activities                                                              142              (11)
                                                                                        -------          -------
Increase (decrease) in cash and
    short-term investments                                                               (1,589)          (5,275)
Cash and short-term investments,
     beginning of period                                                                  3,087            7,487
                                                                                        -------          -------
Cash and short-term investments,
         end of period                                                                    1,498            2,212
                                                                                        =======          =======

Interest paid during the period                                                         $   448          $   262

Income taxes paid during the period                                                           0          $    57

The accompanying notes are an integral part of these financial statements.

                                TOM'S FOODS INC.
                         NOTES TO FINANCIAL STATEMENTS

Item 1.  BASIS OF FINANCIAL STATEMENTS AND FORMATION AND ORGANIZATION

The accompanying unaudited financial statements of Tom's Foods Inc. have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. It is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto included in the annual report and Form 10-K for the fiscal year ended January 2, 1999.

The accompanying unaudited financial statements include, in the opinion of management, all adjustments, which are of a normal recurring nature, necessary for a fair presentation for the periods presented. Results for the interim periods presented are not necessarily indicative of results that may be expected for a full fiscal year.

FISCAL YEAR

The Company's fiscal year is the 52- or 53-week period ending on the Saturday nearest to December 31. The current year, fiscal 1999, ends January 1, 2000 and contains 52 weeks. The Company's first three quarters contain twelve weeks of results while the fourth quarter contains 16 or 17 weeks coinciding with the Company's fiscal year.

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

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

                       TWELVE WEEKS ENDED MARCH 27, 1999
                 COMPARED TO TWELVE WEEKS ENDED MARCH 28, 1998

Net sales for the first quarter ended March 27, 1999 were $47.0 million, an increase of 3.0%, or $1.4 million, compared to the corresponding period in 1998.

Gross profit increased to $17.8 million in the first quarter of 1999 from $17.6 million in the first quarter of 1998, an increase of $200,000 or 1.2%, corresponding with the increase in sales discussed above. The gross profit margin percentage of 37.8% for the first quarter of 1999 was 0.7 percentage points lower than the first quarter of 1998 due primarily to a shift in product mix.

First quarter 1999, selling, general and administrative expenses decreased to $17.0 million from $17.4 million in the 1998 period, a decrease of 2.1% or $400,000.

Other Income was $159,000 for the first quarter of 1999 compared to $516,000 for the corresponding period in 1998 due to lower gains on asset disposals in the normal course of business and lower commission income.

Interest expense, net of interest income, remained relatively flat between the first quarter 1999 and 1998, increasing only $16,000 on slightly higher revolving credit borrowings over the prior year.

The provision for income taxes was $30,000 in 1999 compared to $115,000 for 1998, a decrease of $85,000 due to lower state income and franchise taxes. The Company estimates that it will have no Federal tax obligation for the fiscal year due to loss carryforwards from prior years.

As a result of the increase in sales and the favorable expense variances discussed above, the net loss for the twelve week period ended March 27, 1999 was $1.4 million, a $300,000 improvement over the same period in the prior year.

Earnings before interest, taxes, depreciation and amortization ("EBITDA") represents the sum of income (loss) before income taxes plus interest expense, depreciation and amortization. EBITDA is a widely accepted measure of a company's ability to incur and service debt, to undertake capital expenditures, and to meet working capital requirements. EBITDA is not a measure of financial performance under generally accepted accounting principles ("GAAP") and should not be considered an alternative either to net income as an indicator of the Company's operating performance or as an indicator of the Company's liquidity. EBITDA for the first quarter of 1999 was $2.6 million compared to $2.4 million for the same period in 1998. The higher EBITDA in 1999 was due to the higher sales and favorable expense variances versus the first quarter 1998.

FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash flow requirements are for working capital, capital expenditures and debt service. The Company has met its liquidity needs through internally generated funds and a revolving line of credit established in August 1996 and amended in October 1997. As of March 27, 1999, the Company had $177,000 of outstanding loans under the revolving line and had letters of credit outstanding of $ 2.0 million and $9.8 million in borrowing availability thereunder. The Company's working capital improved to $13.3 million as of March 27, 1999 from $12.0 million for the same period in 1998.

Net cash used in operating activities was $584,000 for the twelve week period ended March 27, 1999 versus $4.1 million used during the same period in 1998. The improvement in operating cash flow versus the prior year was due to favorable working capital changes in accounts and notes receivable of $1.5 million and inventory of $1.5 million.

Capital expenditures were $1.2 million and $1.5 million the first quarter of 1999 and 1998, respectively.

Net cash provided by financing activities was $142,000 for the first quarter of 1999, largely revolving line of credit borrowings, versus a use of $11,000 in the first quarter of 1998.

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




Part II.          OTHER INFORMATION

Item 6.           Exhibits and Reports on Form 8-K.

                  (a)      Exhibits.

                           27.1    Financial Data Schedule (for SEC use only).
                           27.2 Restated Financial Data Schedule (for SEC use only).

                  (b)      Reports on Form 8-K.

                           There were no reports on Form 8-K filed by the Registrants during the quarter ended March 27, 1999.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, each Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TOM'S FOODS INC.



By  /s/ Rolland G. Divin
----------------------------------------------
Rolland G. Divin
President, Chief Executive Officer,
and Director (Principal Executive Officer)

Date: May 3, 1999


By   /s/ S. Albert Gaston
----------------------------------------------
S. Albert Gaston
Senior Vice President, Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: May 3, 1999