Form 10-Q
period 1999-06-19
TOMS FOODS INC
filed 1999-07-23
CIK 1048339

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934.

For the quarter (twelve weeks) ended June 19, 1999.

[ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
EXCHANGE ACT OF 1934.

For the transition period from  ______________  to ______________

         333-38853
Commission File Number

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

Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

                                TOM'S FOODS INC.

                          QUARTERLY REPORT ON FORM 10-Q
                              FOR THE TWELVE WEEKS
                               ENDED JUNE 19, 1999

                                TABLE OF CONTENTS


                                                                                                                      Page
PART I.           FINANCIAL INFORMATION

Item 1.           Financial Statements:

                  Balance Sheets as of June 19, 1999 (unaudited) and January 2, 1999...................................3

                  Statements of Operations (unaudited) for the twelve and twenty-four weeks ended
                            June 19, 1999 and June 20, 1998............................................................4

                  Statements of Cash Flows (unaudited) for the twenty-four weeks ended
                           June 19, 1999 and June 20, 1998.............................................................5

                  Notes to Financial Statements........................................................................6

Item 2.           Management's Discussion and Analysis of Financial Condition and
                           Results of Operations.......................................................................6

PART II.          OTHER INFORMATION

Item 6.           Exhibits and Reports on Form 8-K....................................................................10

                  Signatures..........................................................................................10

                                TOM'S FOODS INC.
                                 BALANCE SHEETS
                        JUNE 19, 1999 AND JANUARY 2, 1999
                      (in thousands except per share data)


                                                                                     June 19, 1999   January 2, 1999
                                                                                     -------------   ---------------
                                                                                      (unaudited)
ASSETS
Current Assets:
     Cash and short-term investments                                                    $   1,390       $   3,087
     Accounts and notes receivable, net                                                    17,396          16,073
     Inventories:
         Raw Materials                                                                      4,036           2,383
         Packaging materials                                                                2,247           2,916
         Finished goods and work in progress                                                5,529           5,657
     Other current assets                                                                   3,386           2,859
                                                                                        ---------       ---------
             Total current assets                                                          33,984          32,975
                                                                                        ---------       ---------
Property, Plant, and Equipment:
     Land and land improvements                                                             5,535           5,690
     Buildings                                                                             15,275          14,358
     Machinery, equipment and vehicles                                                     47,885          46,733
     Vending and other distribution equipment                                              10,191          10,121
     Furniture and fixtures                                                                 9,958           9,834
     Construction in progress                                                               5,170           4,497
                                                                                        ---------       ---------
             Total property, plant and equipment                                           94,014          91,233
     Accumulated depreciation                                                             (43,330)        (40,449)
                                                                                        ---------       ---------
             Net property, plant and equipment                                             50,684          50,784
                                                                                        ---------       ---------
Noncurrent accounts and notes receivable, net                                                 362             505
Other assets                                                                                1,770           1,770
Deferred debt issue costs                                                                   2,654           2,885
Goodwill and intangible assets, net                                                        45,813          46,587
                                                                                        ---------       ---------
             Total assets                                                               $ 135,267       $ 135,506
                                                                                        =========       =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
     Revolving Debt                                                                     $   2,606       $      --
     Accounts payable                                                                       9,213          11,473
     Accrued liabilities                                                                    8,107           8,277
     Current portion of capital lease and other debt obligations                              146             156
                                                                                        ---------       ---------
             Total current liabilities                                                     20,072          19,906
                                                                                        ---------       ---------
Long-Term Debt:
     Senior secured notes                                                                  60,000          60,000
     Industrial development revenue bonds                                                  10,000          10,000
     Capital lease and other debt obligations                                                 529             585
                                                                                        ---------       ---------
             Total long-term debt                                                          70,529          70,585
                                                                                        ---------       ---------
Other long-term obligations                                                                    37              37
Accrued pension cost                                                                        7,372           7,115
Accrued postretirement benefits other than pensions                                         1,797           1,797
Exchangable Preferred Stock, $.01 par value, Class A,  7,000 shares authorized, 7,000 shares issued and outstanding at June 19, 1999
     and January 2, 1999                                                                    8,336           7,911
Shareholders' Equity:
     Common stock, $0.01 par value; 10,000 shares authorized, and 5,000
     shares issued and outstanding at June 19, 1999, and January 2, 1999                        0               0
Preferred Stock, $.01 par value, Class B, 21,737 shares authorized, 21,737 shares
     issued and outstanding at June 19, 1999 and January 2, 1999                           25,494          24,316
Additional paid-in capital                                                                 43,725          43,725
Retained Deficit                                                                          (42,095)        (39,886)
                                                                                        ---------       ---------
             Total shareholders' equity                                                    27,124          28,155
                                                                                        ---------       ---------

             Total liabilities and shareholders'  equity                                $ 135,267       $ 135,506
                                                                                        =========       =========

The accompanying notes are an integral part of these financial statements.

                                TOM'S FOODS INC.
                            STATEMENTS OF OPERATIONS
                   FOR THE TWELVE AND TWENTY-FOUR WEEKS ENDED
                         JUNE 19, 1999 AND JUNE 20, 1998
                                 (in thousands)




                                                            TWELVE WEEKS ENDED                   TWENTY FOUR WEEKS ENDED
                                                     ---------------------------------       ------------------------------
                                                     June 19, 1999       June 20, 1998       June 19, 1999    June 20, 1998
                                                     -------------       -------------       -------------    -------------
                                                        (unaudited)        (unaudited)        (unaudited)       (unaudited)
Net Sales                                                $ 49,499           $ 50,025           $ 96,547           $ 95,681
Cost of Goods Sold                                        (30,469)           (30,045)           (59,713)           (58,110)
                                                         --------           --------           --------           --------
    Gross Profit                                           19,030             19,980             36,834             37,571
Expenses and Other Income:
    Selling and Administrative Expenses                   (16,500)           (17,745)           (33,494)           (35,111)
    Amortization of Goodwill, Intangible Assets
       and Refinancing Costs                                 (503)              (503)            (1,005)            (1,005)
    Other Income, Net                                         137                380                296                896
                                                         --------           --------           --------           --------
Income from Operations                                      2,164              2,112              2,631              2,351
Interest Expense (Net of Interest Income)                  (1,772)            (1,887)            (3,602)            (3,701)
                                                         --------           --------           --------           --------
Income (Loss) before Income Taxes                             392                225               (971)            (1,350)
Provision for Income Taxes                                     30                115                 60                230
                                                         --------           --------           --------           --------
Net Income (Loss)                                        $    362           $    110           $ (1,031)          $ (1,580)
                                                         ========           ========           ========           ========

The accompanying notes are an integral part of these financial statements.

                                TOM'S FOODS INC.
                            STATEMENTS OF CASH FLOWS
                         FOR THE TWENTY-FOUR WEEKS ENDED
                         JUNE 19, 1999 AND JUNE 20, 1998
                                 (in thousands)


                                                                TWENTY-FOUR WEEKS ENDED
                                                            -------------------------------
                                                            June 19, 1999     June 20, 1998
                                                            ------------      -------------
                                                             (unaudited)       (unaudited)
Cash Flows from Operating Activities:
     Net loss                                                 $(1,031)          $(1,580)
                                                              -------           -------
     Adjustments to reconcile net loss to net cash
         (used in) provided by operating activities:
     Depreciation and amortization                              4,260             4,327
     Provision (benefit) for income taxes                          60               343
     Dividends accrued                                            425               230
     (Gain) loss on disposal of property, plant,
         and equipment                                             14              (252)
     Changes in assets and liabilities:
         Accounts and notes receivable                         (1,078)           (2,191)
         Inventories                                             (857)           (3,335)
         Other assets                                            (528)              101
         Accounts payable                                      (2,259)           (2,538)
         Other liabilities                                       (232)           (3,168)
         Accrued pension cost                                     258               248
                                                              -------           -------
                 Total adjustments                                 63            (6,235)
                                                              -------           -------
     Net cash provided by (used in)
         operating activities                                    (968)           (7,815)
                                                              -------           -------
Cash Flows from Investing Activities:
     Additions to property, plant, equipment                   (3,364)           (3,059)
     Proceeds from disposal of property,
          plant and equipment                                      93               385
                                                              -------           -------
     Net cash used in investing activities                     (3,271)           (2,674)
                                                              -------           -------
Cash Flows from Financing Activities:
     Net borrowing on working capital revolver                  2,606             4,111
     Other debt                                                   (64)              498
                                                              -------           -------
     Net cash provided by (used in)
          financing activities                                  2,542             4,609
                                                              -------           -------
Increase (decrease) in cash and
    short-term investments                                     (1,697)           (5,880)
Cash and short-term investments,
     beginning of period                                        3,087             7,487
                                                              -------           -------
Cash and short-term investments,
         end of period                                          1,390             1,607
                                                              =======           =======

Interest paid during the period                               $ 3,728           $ 4,056

Income taxes paid during the period                           $    70           $    35

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

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

                        TWELVE WEEKS ENDED JUNE 19, 1999
                  COMPARED TO TWELVE WEEKS ENDED JUNE 20, 1998

Net sales for the second quarter ended June 19, 1999 were $49.5 million, a decrease of 1.1%, or $526,000, compared to the $50.0 million reported for the corresponding period in 1998.

Gross Profit decreased to $19.0 million in the second quarter of 1999 from $20.0 million in the second quarter of 1998, a decrease of $950,000, or 4.8%. The Gross Profit percentage of 38.5% for the second quarter of 1999 was 1.4 percentage points lower than the 39.9% reported for the second quarter of 1998.

Selling and Administrative expenses decreased to $16.5 million in the current year from $17.7 million in the corresponding 1998 period, a decrease of 6.8%, or $1.2 million. The decrease was driven primarily by lower distribution, selling, and promotional costs.

Other Income was $137,000 for the second quarter of 1999 compared to $380,000 for the corresponding period in 1998 due primarily to lower affiliated product income and to lower gains on asset disposals in the normal course of business.

Interest expense, net of interest income, decreased $115,000 to $1.8 million in the second quarter of 1999 versus $1.9 million in the second quarter of 1998 due to a lower interest rate and lower average outstanding borrowings on the Company's revolving line of credit.

The Provision for Income Taxes was $30,000 in 1999 compared to $115,000 in 1998, a decrease of $85,000, due to lower state income and franchise taxes. The Company estimates that it will have no Federal tax obligation for the fiscal year due to loss carryforwards from prior years.

Net Income for the twelve week period ended June 19, 1999 was $362,000, an increase of $252,000 compared to Net Income of $110,000 for the twelve week period ended June 20, 1998.

Earnings before interest, taxes, depreciation and amortization ("EBITDA") represents the sum of income (loss) before income taxes plus interest expense, depreciation and amortization. EBITDA is a widely accepted measure of a company's ability to incur and service debt, to undertake capital expenditures, and to meet working capital requirements. EBITDA is not a measure of financial performance under generally accepted accounting principles ("GAAP") and should not be considered an alternative either to net income as an indicator of the Company's operating performance or as an indicator of the Company's liquidity. EBITDA for the second quarter of 1999 increased to $4.3 million, or 8.7% of Net Sales, compared to $4.2 million, or 8.5% of Net Sales, for the same quarter of 1998.

                      TWENTY-FOUR WEEKS ENDED JUNE 19, 1999
              COMPARED TO THE TWENTY-FOUR WEEKS ENDED JUNE 20, 1998

Net Sales for the twenty-four weeks ended June 19, 1999 were $96.5 million, an increase of 0.9%, or $866,000 compared to $95.7 million reported for the corresponding period of 1998.

Gross Profit dollars for the first twenty-four weeks of 1999 decreased $737,000 to $36.8 million compared to $37.6 million reported for the same period in 1998 due to a shift in sales mix. The Gross Profit percentage of 38.2% for the first twenty-four weeks of 1999 was 1.1 percentage points lower than the 39.3% for the same period of 1998.

Selling and Administrative expenses for 1999 were $33.5 million, a decrease of 4.6%, or $1.6 million over the $35.1 million reported for the comparable twenty-four week period of 1998. Selling and Administrative expenses as a percentage of Net Sales decreased 2.0 percentage points to 34.7% in 1999 compared to 36.7% in 1998. The decrease in Selling and Administrative expenses was driven primarily by lower distribution, selling, and promotional costs.

Other Income was $296,000 for the first twenty-four weeks of 1999 compared to $896,000 for the same period in 1998 due primarily to lower affiliated product commission income and lower gains on the disposal of certain assets in the normal course of business.

Interest Expense, net of interest income, decreased $99,000 to $3.6 million during the first twenty-four weeks of 1999 versus $3.7 million for the comparable period in 1998 due to a lower interest rate and lower average borrowings on the Company's revolving line of credit.

The Provision for Income Taxes was $60,000 in 1999 compared to $230,000 for 1998, a decrease of $170,000 due to lower state income and franchise taxes. The Company estimates that it will have no Federal tax obligation for the fiscal year due to loss carryforwards from prior years.

The Net Loss of $1.0 million for the twenty-four week period ended June 19, 1999 was an improvement of $549,000 over the Net Loss of $1.6 million for the twenty-four week period ended June 20, 1998.

Earnings before interest, taxes, depreciation and amortization ("EBITDA") represents the sum of income (loss) before income taxes plus interest expense, depreciation and amortization. EBITDA is a widely accepted measure of a company's ability to incur and service debt, to undertake capital expenditures, and to meet working capital requirements. EBITDA is not a measure of financial performance under generally accepted accounting principles ("GAAP") and should not be considered an alternative either to net income as an indicator of the Company's operating performance or as an indicator of the Company's liquidity. EBITDA for the twenty-four weeks ended June 19, 1999 increased to $6.9 million, or 7.1% of Net Sales, compared to $6.7 million, or 7.0% of Net Sales, for the same period of 1998.

FINANCIAL CONDITION

Liquidity and Capital Resources

The Company's cash flow requirements are for working capital, capital expenditures and debt service. The Company has met its liquidity needs to date through internally generated funds and a revolving line of credit established in August 1996 as amended in October 1997. As of June 19, 1999, the Company had $2.6 million in outstanding loans under the revolving line, had letters of credit outstanding of $1.7 million, and had $8.4 million in excess borrowing availability thereunder.

The Company's working capital position was relatively unchanged at $13.9 million as of both June 19, 1999 and June 20, 1998.

Net cash used in operating activities was $1.0 million for the twenty-four week period ended June 19, 1999 versus $7.8 million used during the same period of 1998. The improvement in operating cash flow versus the prior year was largely due to favorable working capital changes in Inventory of $2.5 million and Other Liabilities of $2.9 million.

Capital expenditures were $3.4 million and $3.1 million in the twenty-four week periods ended June 19, 1999 and June 20, 1998, respectively.

Net cash provided by financing activities decreased $2.1 million to $2.5 million provided during the first twenty-four weeks of 1999 versus $4.6 million for the same period in 1998 due to lower revolver borrowings during the current year period.

Net cash used during the twenty-four week period ended June 19, 1999 of $1.7 million was an improvement of $4.2 million over the comparable twenty-four week period ended June 20, 1998 when net cash used was $5.9 million.

YEAR 2000 ISSUES

The Company has conducted an assessment of its Year 2000 readiness including a review of its financial information systems, manufacturing systems, and distribution operations to identify those systems or operations that might be affected by the arrival of the year 2000. Plans have been developed to correct those components that were found to be affected by the date change. To date, corrections have been addressed through limited outside services at a cost of $120,000 and through the use of internal resources which should be adequate to complete the Company's Year 2000 preparations. The costs of addressing Year 2000 issues have been expensed in the ordinary course of business. Substantially all, if not all, of the Company's compliance activities are anticipated to be complete by the end of the third quarter of 1999. The Company has begun to develop contingency plans in the event that it does not reach its compliance objectives on time. These plans are expected to be substantially complete by the end of the third quarter of 1999.

In addition to the activities discussed above, the Company continues to work with suppliers, customers, and other third parties with whom the Company conducts business to determine the Year 2000 readiness of these key business partners. Business partner preparation is anticipated to be adequate. Additionally, there are alternative suppliers for most key raw materials. The Company will continue to monitor year 2000 compliance progress of its trading partners and work with, as appropriate, these business partners as the Company develops its contingency plans.

NEW ACCOUNTING PRONOUNCEMENTS

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

Statement 133 is effective for fiscal years beginning after June 15, 2000. The Company has not yet quantified the impact of adopting Statement 133 on its financial statements and has not determined the timing or method of its adoption of Statement 133.

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

Part II.          OTHER INFORMATION

Item 6.           Exhibits and Reports on Form 8-K.

                  (a)      Exhibits.

                           27    Financial data schedule

                  (b)      Reports on Form 8-K.

                           There were no reports on Form 8-K filed by the Registrants during the quarter ended June 19, 1999.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, each Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TOM'S FOODS INC.



By  /s/ Rolland G. Divin
----------------------------------------------
Rolland G. Divin
President, Chief Executive Officer,
and Director (Principal Executive Officer)

Date: July 23, 1999


By   /s/ S. Albert Gaston
----------------------------------------------
S. Albert Gaston
Senior Vice President, Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: July 23, 1999