Form 10-Q
period 1999-09-11
TOMS FOODS INC
filed 1999-10-06
CIK 1048339

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934.

For the quarter (twelve weeks) ended September 11, 1999.

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

Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

                                TOM'S FOODS INC.

                          QUARTERLY REPORT ON FORM 10-Q
                              FOR THE TWELVE WEEKS
                            ENDED SEPTEMBER 11, 1999

                                TABLE OF CONTENTS


                                                                                                                     Page
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements:

         Balance Sheets as of September 11, 1999 (unaudited) and January 2, 1999.......................................3

         Statements of Operations (unaudited) for the twelve and thirty-six weeks ended
         September 11, 1999 and September 12, 1998.....................................................................4

         Statements of Cash Flows (unaudited) for the thirty-six weeks ended
         September 11, 1999 and September 12, 1998.....................................................................5

         Notes to Financial Statements.................................................................................6

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations.........................................................................................6

PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.............................................................................10

         Signatures...................................................................................................10


                                TOM'S FOODS INC.
                                 BALANCE SHEETS
                     SEPTEMBER 11, 1999 AND JANUARY 2, 1999
                      (in thousands except per share data)


                                                                            Sept. 11, 1999  January 2, 1999
                                                                            --------------  ---------------
ASSETS                                                                        (unaudited)
Current Assets:
      Cash and short-term investments                                          $   1,255       $   3,087
      Accounts and notes receivable, net                                          18,443          16,073
      Inventories:
             Raw materials                                                         4,881           2,383
             Packaging materials                                                   2,019           2,916
             Finished goods and work in progress                                   5,515           5,657
      Other current assets                                                         2,987           2,859
                                                                               ---------       ---------
             Total current assets                                                 35,100          32,975
                                                                               ---------       ---------
Property, Plant, and Equipment:
      Land and land improvements                                                   5,535           5,690
      Buildings                                                                   15,322          14,358
      Machinery, equipment and vehicles                                           48,154          46,733
      Vending and other distribution equipment                                    10,182          10,121
      Furniture and fixtures                                                      10,014           9,834
      Construction in progress                                                     6,158           4,497
                                                                               ---------       ---------
             Total property, plant, and equipment                                 95,365          91,233
      Accumulated depreciation                                                   (44,687)        (40,449)
                                                                               ---------       ---------
             Net property, plant, and equipment                                   50,678          50,784
                                                                               ---------       ---------

Noncurrent accounts and notes receivable, net                                        453             505
Other assets                                                                       1,805           1,770
Deferred debt issue costs                                                          2,538           2,885
Goodwill and intangible assets, net                                               45,452          46,587
                                                                               ---------       ---------
             Total Assets                                                      $ 136,026       $ 135,506
                                                                               =========       =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
      Revolving Debt                                                           $   2,724       $      --
      Accounts payable                                                             8,210          11,473
      Accrued liabilities                                                          9,887           8,277
      Current portion of capital lease and other debt obligations                    137             156
                                                                               ---------       ---------
             Total current liabilities                                            20,958          19,906
                                                                               ---------       ---------
Long-Term Debt:
      Senior secured notes                                                        60,000          60,000
      Industrial development revenue bonds                                        10,000          10,000
      Capital lease and other debt obligations                                       498             585
                                                                               ---------       ---------
             Total long term debt                                                 70,498          70,585
                                                                               ---------       ---------
Other long-term obligations                                                           37              37
Accrued pension cost                                                               7,502           7,115
Accrued postretirement benefits other than pensions                                1,797           1,797
Exchangeable Preferred Stock, $.01 par value, Class A, 7,000 shares authorized, 7,000 shares issued and outstanding at Sept. 11, 1999
      and January 2, 1999                                                          8,537           7,911
Shareholders' Equity:
      Common stock, $0.01 par value; 10,000 shares authorized,
             and 5,000 shares issued and outstanding at Sept. 11, 1999
             and January 2, 1999                                                       0               0
      Preferred Stock, $.01 par value, Class B, 21,737 shares authorized,
             21,737 shares issued and outstanding at Sept. 11, 1999
             and January 2, 1999                                                  26,053          24,316
      Additional paid-in capital                                                  43,725          43,725
      Retained Deficit                                                           (43,081)        (39,886)
                                                                               ---------       ---------
                   Total shareholders' equity                                     26,697          28,155
                                                                               ---------       ---------

                   Total liabilities and shareholders' equity                  $ 136,026       $ 135,506
                                                                               =========       =========


The accompanying notes are an integral part of these financial statements.

                                TOM'S FOODS INC.
                            STATEMENTS OF OPERATIONS
                    FOR THE TWELVE AND THIRTY-SIX WEEKS ENDED
                    SEPTEMBER 11, 1999 AND SEPTEMBER 12, 1998
                                 (in thousands)



                                                           TWELVE WEEKS ENDED                   THIRTY SIX WEEKS ENDED
                                                    ---------------------------------     ----------------------------------
                                                    Sept. 11, 1999     Sept. 12, 1998     Sept. 11, 1999      Sept. 12, 1998
                                                    --------------     --------------     --------------      --------------
                                                      (unaudited)        (unaudited)        (unaudited)        (unaudited)

Net Sales                                              $  47,989          $  47,490          $ 144,536          $ 143,171
Cost of Goods Sold                                       (29,756)           (29,073)           (89,469)           (87,183)
                                                       ---------          ---------          ---------          ---------
          Gross Profit                                    18,233             18,417             55,067             55,988
Expenses and Other Income:
   Selling and Administrative Expenses                   (16,453)           (17,353)           (49,947)           (52,464)
   Amortization of Goodwill, Intangible Assets
     and Refinancing Costs                                  (502)              (502)            (1,507)            (1,507)
   Other Income                                              244                882                540              1,777
                                                       ---------          ---------          ---------          ---------
          Income from Operations                           1,522              1,444              4,153              3,794
Interest Expense, Net                                     (1,918)            (1,924)            (5,520)            (5,625)
                                                       ---------          ---------          ---------          ---------
          Loss before Income Taxes                          (396)              (480)            (1,367)            (1,831)
Provision for Income Taxes                                    30                116                 90                346
                                                       ---------          ---------          ---------          ---------

          Net Loss                                     $    (426)         $    (596)         $  (1,457)         $  (2,177)
                                                       =========          =========          =========          =========

The accompanying notes are an integral part of these financial statements.

                                TOM'S FOODS INC.
                            STATEMENTS OF CASH FLOWS
                         FOR THE THIRTY-SIX WEEKS ENDED
                    SEPTEMBER 11, 1999 AND SEPTEMBER 12, 1998
                                 (in thousands)


                                                                           THIRTY-SIX WEEKS ENDED
                                                               --------------------------------------------
                                                               September 11, 1999        September 12, 1998
                                                               ------------------        ------------------
                                                                  (unaudited)                (unaudited)
Cash Flows from Operating Activities:
     Net loss                                                  $          (1,457)         $          (2,177)
                                                               -----------------          -----------------
     Adjustments to reconcile net loss to net cash
           provided by (used in) operating activities:
     Depreciation and Amortization                                         6,387                      6,405
     Provision (benefit) for income taxes                                     90                        515
     Dividends accrued                                                       626                        346
     Gain on disposal of property, plant,
           and equipment                                                     (71)                      (286)
     Changes in operating assets and liabilities:
           Accounts and notes receivable                                  (2,176)                    (2,652)
           Inventories                                                    (1,459)                    (2,529)
           Other assets                                                     (187)                       155
           Accounts payable                                               (3,263)                    (2,259)
           Other liabilities                                               1,516                     (2,331)
           Accrued pension cost                                              387                        373
                                                               -----------------          -----------------
                Total adjustments                                          1,850                     (2,263)
                                                               -----------------          -----------------
     Net cash provided by (used in)
           operating activities                                              393                     (4,440)
                                                               -----------------          -----------------
Cash Flows from Investing Activities:
     Additions to property, plant, equipment                              (5,055)                    (3,969)
     Proceeds from disposal of property, plant,
           and equipment                                                     208                        385
                                                               -----------------          -----------------
     Net cash used in investing activities                                (4,847)                    (3,584)
                                                               -----------------          -----------------
Cash Flows from Financing Activities:
     Net borrowing on working capital revolver                             2,724                      2,142
     Other debt (repayments) borrowings                                     (102)                       457
                                                               -----------------          -----------------
     Net cash provided by financing activities                             2,622                      2,599
                                                               -----------------          -----------------
Decrease in cash and short-term
     investments                                                          (1,832)                    (5,425)
Cash and short-term investments, beginning
     of period                                                             3,087                      7,487
                                                               -----------------          -----------------
Cash and short-term investments, end
     of period                                                 $           1,255          $           2,062
                                                               =================          =================

Interest paid during the period                                $           4,200          $           4,759

Income taxes paid during the period                            $              70          $              --


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

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

                      TWELVE WEEKS ENDED SEPTEMBER 11, 1999
                COMPARED TO TWELVE WEEKS ENDED SEPTEMBER 12, 1998

Net sales for the third quarter ended September 11, 1999 were $48.0 million, an increase of 1.1% or $499,000 compared to the corresponding period in 1998.

Gross profit decreased slightly to $18.2 million in the third quarter of 1999 from $18.4 million in the third quarter of 1998, a decrease of $184,000 or 1.0%, due to a shift in sales mix. The Gross Profit percentage of 38.0% for the third quarter of 1999 was 0.8 percentage points lower than the 38.8% reported for the third quarter of 1998.

Selling and Administrative expenses decreased to $16.5 million in the current quarter from $17.4 million in the corresponding 1998 period, a decrease of 5.2% or $900,000. The decrease was driven primarily by lower distribution, selling, and promotional expenses.

Other Income was $244,000 for the third quarter 1999 compared to $882,000 for the corresponding period in 1998 due primarily to lower affiliated product income and to lower gains on asset disposals in the normal course of business.

Interest expense, net of interest income, remained relatively unchanged at $1.9 million in both the third quarter of 1999 and 1998.

The Provision for Income Taxes was $30,000 in 1999 compared to $116,000 in 1998, a decrease of $86,000 due to lower state income and franchise taxes. The Company estimates that it will have no Federal tax obligation for the fiscal year due to loss carryforwards from prior years.

The Net Loss for the twelve week period ended September 11, 1999 was $426,000, an improvement of $170,000 compared to the Net Loss of $596,000 for the twelve week period ended September 12, 1998.

Earnings before interest, taxes, depreciation and amortization ("EBITDA") represents the sum of income (loss) before income taxes plus interest expense, depreciation and amortization. EBITDA is a widely accepted measure of a Company's ability to incur and service debt, to undertake capital expenditures, and to meet working capital requirements. EBITDA is not a measure of financial performance under generally accepted accounting principles ("GAAP") and should not be considered an alternative either to net income as an indicator of the Company's operating performance or as an indicator of the Company's liquidity. EBITDA for the third quarter of 1999 increased to $3.6 million, or 7.6% of Net Sales, compared to $3.5 million, or $7.4% of Net Sales, for the same quarter of 1998.

                    THIRTY-SIX WEEKS ENDED SEPTEMBER 11, 1999
            COMPARED TO THE THIRTY-SIX WEEKS ENDED SEPTEMBER 12, 1998

Net Sales for the thirty-six weeks ended September 11, 1999 were $144.5 million, an increase of 1.0%, or $1.3 million compared to $143.2 million reported for the corresponding period of 1998.

Gross Profit dollars for the first thirty-six weeks of 1999 decreased $921,000 to $55.1 million compared to $56.0 million reported for the same period in 1998 due to a shift in sales mix. The Gross Profit percentage of 38.1% for the thirty-six weeks of 1999 was 1.0 percentage points lower than the 39.1% for the same period of 1998.

Selling and Administrative expenses for 1999 were $49.9 million, a decrease of 4.8% or $2.5 million, from the $52.4 million reported for the comparable thirty-six week period of 1998. Selling and Administrative expenses as a percentage of Net Sales decreased 2.0 percentage points to 34.6% in 1999 compared to 36.6% in 1998. The decrease in Selling and Administrative expenses was driven primarily by lower distribution, selling, and promotional expenses.

Other Income was $540,000 for the first thirty-six weeks of 1999 compared to $1.8 million for the same period in 1998 due primarily to lower affiliated product commission income and lower gains on the disposal of certain assets in the normal course of business.

Interest Expense, net of interest income, decreased $105,000 to $5.5 million during the first thirty-six weeks of 1999 versus $5.6 million for the comparable period in 1998 due to a lower effective interest rate and lower average borrowings on the Company's revolving line of credit.

The Provision for Income Taxes was $90,000 in 1999 compared to $346,000 for 1998, a decrease of $256,000 due to lower state income and franchise taxes. The Company estimates that it will have no Federal tax obligation for the fiscal year due to loss carryforwards from prior years.

The Net Loss of $1.5 million for the thirty-six week period ended September 11, 1999 was an improvement of $720,000, or 33.1%, from the Net Loss of $2.2 million for the thirty-six week period ended September 12, 1998.

Earnings before interest, taxes, depreciation and amortization ("EBITDA") represents the sum of income (loss) before income taxes plus interest expense, depreciation and amortization. EBITDA is a widely accepted measure of a Company's ability to incur and service debt, to undertake capital expenditures, and to meet working capital requirements. EBITDA is not a measure of financial performance under generally accepted accounting principles ("GAAP") and should not be considered an alternative either to net income as an indicator of the Company's operating performance or as an indicator of the Company's liquidity. EBITDA for the thirty-six weeks ended September 11, 1999 increased to $10.5 million, or 7.3% of Net Sales, compared to $10.2 million, or 7.1% of Net Sales, for the same period of 1998, an improvement of 3.3%.

FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash flow requirements are for working capital, capital expenditures and debt service. The Company has met its liquidity needs to date through internally generated funds and a revolving line of credit established in August 1996 and amended in October 1997. As of September 11, 1999, the Company had $2.7 million of outstanding loans under the revolving line, had letters of credit outstanding of $1.9 million and had $8.3 million in borrowing availability thereunder.

The Company's working capital position of $14.1 million as of September 11, 1999 was a decrease of $549,000 compared to the working capital position of $14.7 million as of September 12, 1998.

Net cash provided by operating activities was $393,000 for the thirty-six week period ended September 11, 1999, an improvement of $4.8 million versus net cash used in operating activities of $4.4 million during the same period in 1998. The improvement in operating cash flow versus the prior year was largely due to favorable working capital changes in Inventory of $1.1 million and Other Liabilities of $3.8 million.

Capital expenditures were $5.0 million and $4.0 million in the thirty-six week periods ended September 11, 1999 and September 12, 1998, respectively.

Net cash provided by financing activities, primarily from use of the Company's revolving line of credit, was relatively unchanged at $2.6 million for the thirty-six week periods ending September 11, 1999 and September 12, 1998.

The decrease in the Company's net cash position for the thirty-six week period ended September 11, 1999 of $1.8 million was an improvement of $3.6 million over the comparable thirty-six week period ended September 12, 1998 when the net cash position had decreased $5.4 million from the beginning of the year.

YEAR 2000 ISSUES

The Company has conducted an assessment of its Year 2000 readiness including a review of its financial information systems, manufacturing systems, and distribution operations to identify those systems or operations that might be affected by the arrival of the year 2000. Plans have been developed to correct those components that were found to be affected by the date change. To date, corrections have been addressed through limited outside services at a cost of $120,000 and through the use of internal resources which should be adequate to complete the Company's Year 2000 preparations. The costs of addressing Year 2000 issues have been expensed in the ordinary course of business. Most of the Company's compliance activities were complete by the end of the third quarter of 1999. Remaining compliance activities are anticipated to be completed early in the fourth quarter. The Company has begun to develop contingency plans to address supply or delivery problems and other potential unforeseen disruptions that could possibly occur in its business due to Y2K issues. These plans are expected to be substantially complete early in the fourth quarter of 1999.

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

Part II.          OTHER INFORMATION

Item 6.           Exhibits and Reports on Form 8-K.

                  (a)      Exhibits.

                           27   Financial data schedule

                  (b)      Reports on Form 8-K.

                           There were no reports on Form 8-K filed by the Registrants during the quarter ended September 11, 1999.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, each Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TOM'S FOODS INC.



By  /s/ Rolland G. Divin
----------------------------------------------
Rolland G. Divin
President, Chief Executive Officer,
and Director (Principal Executive Officer)

Date: October 6, 1999


By   /s/ S. Albert Gaston
----------------------------------------------
S. Albert Gaston
Senior Vice President, Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: October 6, 1999