Form 10-K405
period 2000-01-01
TOMS FOODS INC
filed 2000-03-15
CIK 1048339

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
                      ANNUAL REPORT PURSUANT TO SECTION 13
                 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended  January 1, 2000
                          ----------------------------------------------------

                                      -OR-

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                           to
                               -------------------------    --------------------
Commission file Number
                       ---------------------------------------------------------

             Tom's Foods Inc.
--------------------------------------------------------------------------------
                         (Exact name of registrant as specified in its charter)

         Delaware                                     58-1516963
----------------------------------         -------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification
incorporation or organization              Number)

         900 8th Street, Columbus, Georgia                    31902
--------------------------------------------------------------------------------
(Address of principal executive offices)                   (Zip Code)

Registrant's telephone number, including area code   (706) 323-2721
                                                    ----------------------------

                                TOM'S FOODS INC.
             (Exact name of registrant as specified in its charter)

                 DELAWARE                         58-1516963
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

Securities registered pursuant to Section 12(b) of the Act:

      Title of each class          Name of each exchange on which registered
              None                                  None
  ---------------------------      -----------------------------------------

  ---------------------------      -----------------------------------------

Securities registered pursuant to Section 12(g) of the Act:


                                (Title of class)
--------------------------------------------------------------------------------

                                (Title of class)
--------------------------------------------------------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

                                     PART I

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

DISTRIBUTION NETWORK

         The Company's products are primarily marketed through the Company's network of independent distributors and Company owned routes: (i) directly to the public through vending machines; and (ii) to retail outlets through a direct store delivery system. The Company ships freshly-made merchandise each day directly to its distributor network located throughout the United States. The network of distributors, in turn, delivers products to retail outlets and vending machines in 43 states.

CONTRACT SALES AND DIRECT SALES

         The Company manufactures products for other food companies and large retail customers under contract packaging agreements.

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

SOURCES AND AVAILABILITY OF RAW MATERIALS

         The principal raw materials used in the production of the Company's snack food products are: packaging materials; potatoes, nuts and other agricultural products; and flour, corn, vegetable oils, and other milled or refined products. These raw materials are generally available in adequate quantities in the open market. In most cases, there are readily available alternative suppliers for these raw materials.

GOVERNMENT REGULATION

         As a manufacturer and marketer of food items, the Company is subject to regulation by various government agencies, including the USDA and the United States Food and Drug Administration. Under various statutes and regulations, such agencies prescribe requirements and establish standards for quality and purity. The Company believes that it is in compliance in all material respects with all presently applicable governmental laws and regulations and that the cost of administration of compliance with existing laws and regulations does not have, and is not expected to have, a material adverse effect on the Company's financial condition or results of operations.

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

ITEM 2.  PROPERTIES

         The Company owns and operates seven plants in five states. Sandwich crackers, baked goods, nuts and candy products are produced in three plants located in Columbus, Georgia, which is also the location of the Company's headquarters (the aggregate area of the Columbus facilities is approximately 580,000 SF). Chip products are manufactured in four plants located in Fresno, California (47,000 SF); Perry, Florida (111,000 SF); Knoxville, Tennessee (116,000 SF); and Corsicana, Texas (84,000 SF). The key markets in the southeastern and southwestern United States are served by the Perry, Columbus, Knoxville and Corsicana plants. The Fresno plant primarily services Arizona, California and Nevada and to a lesser extent Oregon and Washington. All of the Company's facilities have sufficient additional capacity, some of which is used to package products on a contract basis for other companies. The Company also leases certain properties in connection with its field sales activities and Company owned distribution routes.

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

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

       Not applicable.

ITEM 6. SELECTED FINANCIAL DATA

       Set forth below are certain summary historical financial data for the Company as of fiscal years 1999, 1998, 1997, 1996 and 1995. The selected historical financial information for the Company as of and for the full fiscal years indicated were derived from the financial statements for the Company which were audited by Arthur Andersen LLP, independent public accountants. The summary historical financial information set forth below should be read in conjunction with the financial statements of the Company and the notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included below.

Selected historical financial data below.


                              TOM'S FOODS INC.
                          HISTORICAL FINANCIAL DATA

                                                                                     FISCAL YEAR ENDED
                                                  --------------------------------------------------------------------------------
(dollars in thousands)                            Jan. 1, 2000     Jan. 2, 1999     Jan. 3, 1998    Dec. 28, 1996    Dec. 30, 1995
                                                  ------------     ------------     ------------    -------------    -------------
Income Statement Data:
Net sales                                          $ 203,559        $ 202,380        $ 212,648       $ 205,856        $ 198,340
Cost of goods sold                                  (124,632)        (123,228)        (131,454)       (133,624)        (125,396)
                                                   ---------        ---------        ---------       ---------        ---------
     Gross profit                                     78,927           79,152           81,194          72,232           72,944
Expenses and other income:
     Selling and administrative expenses             (72,379)         (73,701)         (75,954)        (69,735)         (75,783)
     Amortization of goodwill and intangible
       assets                                         (2,178)          (2,177)          (1,792)         (1,678)          (1,678)
     Other income, net                                   828            1,902            1,138           1,309            3,296
     Restructuring and nonrecurring charges                0           (3,224)(a)         (500)(b)      (3,793)(c)       (9,570)(d)
                                                   ---------        ---------        ---------        --------        ---------
                                                     (73,729)         (77,200)         (77,108)        (73,897)         (83,735)
                                                   ---------        ---------        ---------        --------        ---------
Income from operations                                 5,198            1,952            4,086          (1,665)         (10,791)
Interest expense, net                                 (7,817)          (8,129)          (9,978)         (9,402)          (7,870)
                                                   ---------        ---------        ---------        --------        ---------
Income (loss) before income taxes and
     cumulative effect of accounting change           (2,619)          (6,177)          (5,892)        (11,067)         (18,661)
                                                   ---------        ---------        ---------        --------        ---------
Provision for income taxes                               134               50               50               0             (400)
Net loss before cumulative
     effect of accounting change                      (2,753)          (6,227)          (5,942)        (11,067)         (18,261)

Cumulative effect of accounting change                     0            1,050                0               0                0
                                                   ---------        ---------        ---------        --------        ---------

Net loss                                           $  (2,753)       $  (5,177)       $  (5,942)       $(11,067)       $ (18,261)
                                                   =========        =========        =========        ========        =========

Other Data:
Operating cash flow                                $   9,708        $   2,153        $  10,506        $  8,829        $  (4,825)
Investing cashflow                                    (7,260)          (6,917)          (3,213)         (5,376)          (7,304)
Financing cashflow                                      (144)             364           (1,923)         (3,047)           7,115
EBITDA(c)                                             14,455           11,227           13,128           6,291           (1,196)
Adjusted EBITDA(f)                                    14,455           14,444           13,628          10,084            8,374
Cash interest expense(g)                               7,460            7,874            2,566           2,512            6,765
Depreciation and amortization                          9,257            9,268            9,042           7,956            9,595
Capital expenditures                                   7,523            6,323            3,419           5,798            7,304
Ratio of Adjusted EBITDA to net interest
  expense(h)                                            1.85             1.54             1.37            1.07             1.06
Ratio of Adjusted EBITDA to cash interest
  expense(h)                                            1.94             1.83             5.31            4.01             1.24
Ratio of earnings to fixed charges(i)                   0.71             0.36             0.48              --               --
Balance Sheet Data (as of End of Period):
Working capital                                    $  12,630        $  13,069        $  12,792        $  7,362        $ (11,565)
Total assets                                         134,080          135,506          141,045         139,790          138,500
Total debt                                            70,597           70,741           70,324          88,981           72,297
Class A preferred stock                                8,811            7,911            7,167              --               --
Total shareholders' equity                            25,402           28,155           32,832          16,519           27,586

Footnotes on following page.

Footnotes from previous page.

(a) In 1998, the Company recorded a nonrecurring charge $(3.2 million) for certain restructuring charges and nonrecurring expenses and a bonus paid to management in connection with refinancing of the Company's debt in 1997 but deferred until 1998. See the Restructuring and Nonrecurring Charges Section under Item 7.

(b) In 1997, the Company recorded a nonrecurring charge $(500,000) for a bonus paid by the Company to management in connection with the refinancing of the Company's debt. See the Restructuring and Nonrecurring Charges section under Item 7.

(c) In 1996, the Company recorded a non-recurring charge $(3.8 million) for expenses associated with the refinancing of the Company's debt.

(d) During 1995, the Company recorded restructuring and non-recurring charges totaling $9.6 million. The charges included the following: (i) a non-recurring charge related to the reorganization of and reduction in workforce and the administrative and sales functions $(4.2 million);
         (ii) write-off of certain impaired assets $(8.6 million); (iii) a restructuring charge related to its distribution system $(6.5 million); and (iv) the reversal of the remainder of a prior restructuring reserve originally established in 1991 $(9.7 million).

(e) Earnings before interest, taxes, depreciation and amortization ("EBITDA") represents the sum of income (loss) before income taxes plus interest expense, depreciation and amortization. EBITDA is a widely accepted measure of a company's ability to incur and service debt, to undertake capital expenditures, and to meet working capital requirements. EBITDA is not a measure of financial performance under generally accepted accounting principles ("GAAP") and should not be considered an alternative either to net income as an indicator of the Company's operating performance or as an indicator of the Company's liquidity.

(f) "Adjusted EBITDA" is EBITDA excluding restructuring and nonrecurring charges of $3.2 million for fiscal 1998, $500,000 for fiscal 1997, $3.8 million for fiscal 1996, and $9.6 million for fiscal 1995. There were no restructuring and nonrecurring charges in fiscal 1999.

(g) Cash interest expense is net interest expense less amounts not paid in cash for the period indicated including, among other things, interest accrued on the TFH Debt of $6.4 million in fiscal 1997 and $7.8 million in fiscal 1996.

(h) Ratio of Adjusted EBITDA to interest expense or cash interest expense represents Adjusted EBITDA divided by net interest expense or cash interest expense.

(i) For the purpose of computing the ratio of earnings to fixed charges, "earnings" consists of operating income (loss) before income taxes plus fixed charges, and "fixed charges" consists of net interest expense and the portion of rental expense deemed representative of the interest factor of $1.2 million for 1999, $1.5 million for 1998, and $1.4 million for fiscal 1997. (See Exhibit 12).

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

         FISCAL YEAR ENDED JANUARY 1, 2000 COMPARED TO FISCAL YEAR ENDED JANUARY 2, 1999

         The following table sets forth certain historical income statement data for the periods indicated derived from the Company's statements of operations expressed in dollars and as a percentage of net sales.

                                TOM'S FOODS INC.
                   FISCAL YEAR ENDED JANUARY 1, 2000 COMPARED
                      TO FISCAL YEAR ENDED JANUARY 2, 1999
                                 (in thousands)

                                                                     FISCAL YEAR ENDED
                                                 ----------------------------------------------------
                                                        JAN. 1, 2000                 JAN. 2, 1999
                                                 -----------------------      -----------------------

Net Sales                                        $ 203,559         100.0%     $ 202,380         100.0%
Cost of Goods Sold                                (124,632)        (61.2)      (123,228)        (60.9)
                                                 ---------         -----      ---------         -----
   Gross Profit                                     78,927          38.8         79,152          39.1
Selling and administrative expenses                (72,379)        (35.6)       (73,701)        (36.4)
Amortization of goodwill, intangible assets
    and refinancing costs                           (2,178)         (1.1)        (2,177)         (1.1)
Other Income, net                                      828           0.4          1,902           0.9
Restructuring and nonrecurring charges                   0           0.0         (3,224)         (1.6)
                                                 ---------         -----      ---------         -----

   Income from Operations                            5,198           2.5          1,952           0.9
Interest Expense, net                               (7,817)         (3.8)        (8,129)         (4.0)
                                                 ---------         -----      ---------         -----
   Loss before income taxes and cumulative
   effect of accounting change                      (2,619)         (1.3)        (6,177)         (3.1)
Provision for income taxes                             134           0.1             50           0.0
                                                 ---------         -----      ---------         -----
   Net loss before cumulative effect
   of accounting change                          $  (2,753)         (1.4)     $  (6,227)         (3.1)
Cumulative effect of accounting change                   0           0.0          1,050           0.5
                                                 ---------         -----      ---------         -----

   Net loss                                      $  (2,753)         (1.4)%    $  (5,177)         (2.6)%
                                                 =========         =====      =========         =====

Adjusted EBITDA                                  $  14,455           7.1%     $  14,444           7.1%
Depreciation and amortization                    $   9,257           4.5      $   9,268           4.6

         Net Sales

         Net sales for fiscal 1999 were $203.6 million, an increase of $1.2 million, or 0.6%, compared to $202.4 reported for the 1998 comparable period largely due to an increase in contract sales.

         Gross Profit

         Gross Profit for fiscal 1999 was down slightly by $0.2 million, or 0.3%, compared to fiscal 1998 due to a shift in sales mix.

         Selling and Administrative Expenses

         Selling and administrative expenses decreased $1.3 million, or 1.8%, for fiscal 1999 compared to the comparable 1998 period due to continued cost reduction efforts.

         Amortization of Goodwill and Intangible Assets

         Goodwill and intangible assets arose during the acquisition of the Company in May 1993. The Company has attributed the goodwill and intangible assets to its distribution system, an assembled staff, various trademarks and goodwill. These items are being amortized using the straight-line method over their estimated useful life. The amortization expense for both fiscal 1999 and 1998 was $1.7 million in each period.

         In connection with the October 1997 debt refinancing, the Company incurred $3.5 million in transaction costs which were capitalized and are being amortized over the seven year term of the new Senior Notes. The amortization expense of these costs was $500,000 for both years ended January 1, 2000 and January 2, 1999, respectively.

         Other Income (Expense)

         Other income (expense) decreased $1.1 million for fiscal 1999 over the comparable period in 1998 due to lower commission income derived from the sales of affiliated products manufactured by others and a one-time fee recovery gain in 1998.

         Restructuring and Nonrecurring Charges

         In 1998, the Company recorded approximately $3.2 million in nonrecurring charges comprised of the following items. The Company incurred $960,000 in legal, accounting, and other expenses related to an unsuccessful acquisition attempt and the write-off of a company research project which was begun in 1997. Also in 1998, the Company incurred several one-time nonrecurring charges related to restructuring its Company owned route distribution system resulting in a charge of $683,000 in related severance and reorganization costs. Other 1998 nonrecurring charges included $800,000 of additional depreciation expense for a change in the estimated useful life of certain handheld computer equipment, $216,000 for the write-down in inventory value at certain field locations and $65,000 for the write-off of unusable handheld computer software. Also included in the nonrecurring charges were bonuses of $500,000 paid by the Company to management in connection with the Offering in each of 1998 and 1997.

         Adjusted EBITDA

         EBITDA for fiscal 1999 was $14.5 million, a slight increase over the adjusted EBITDA of $14.4 million for fiscal 1998. Reported EBITDA for fiscal 1998 was $11.2 million including nonrecurring charges of $3.2 million discussed above which, if added back produces an Adjusted EBITDA (exclusive of nonrecurring charges) of $14.4 million.

         Interest Expense

         Interest expense, net of interest income, decreased to $7.8 million for fiscal 1999 from $8.1 million for fiscal 1998. Average outstanding borrowings for fiscal 1999 were lower than 1998's average borrowings, however, the average effective interest rate of 10.3% for fiscal 1999 increased 0.5 percentage points from 1998's average effective interest rate of 9.8%.

         Provision for Federal and State Income Taxes

         For fiscal 1999 and 1998, the Company estimated that it would have no Federal tax obligation due to loss carryforwards from prior years, however, the Company did provide for certain state income and franchise tax obligations in both years. At the end of fiscal 1999, the Company had a net operating loss carryforward of approximately $51.3 million which begins to expire in fiscal 2008.

         Net Loss Before Cumulative Effect of Accounting Change

         As a result of the above, the Company recorded a fiscal 1999 net loss before the effect of an accounting change of $2.8 million, compared to a net loss of $6.2 million for the comparable period in 1998.

         Cumulative Effect of Accounting Change

         In 1998, the Company changed its accounting policy to record maintenance spare parts in inventory and to later expense the parts when taken from inventory (rather than when purchased as was the previous policy) to provide greater matching of maintenance expense with revenue recognition as well as better overall control for spare parts inventory. This change in accounting method led to a one-time gain of $1.0 million in 1998.

         Net Loss

         As a result of the above, the Company recorded a net loss for fiscal 1999 of $2.8 million compared to a net loss of $5.2 million for the comparable period in 1998.

RESULTS OF OPERATIONS

         FISCAL YEAR ENDED JANUARY 2, 1999 COMPARED TO FISCAL YEAR ENDED JANUARY 3, 1998

         The following table sets forth certain historical income statement data for the periods indicated derived from the Company's statements of operations expressed in dollars and as a percentage of net sales.

                                                                  FISCAL YEAR ENDED
                                                                  -----------------
                                                     JAN. 2, 1999                  JAN. 3, 1998
                                               -----------------------      ----------------------
                                                                 (DOLLARS IN THOUSANDS)
Net sales                                      $ 202,380         100.0%     $ 212,648         100.0%
Cost of goods sold                              (123,228)        (60.9)      (131,454)        (61.8)
                                               ---------         -----      ---------         -----
  Gross profit                                    79,152          39.1         81,194          38.2
Selling and administrative expenses              (73,701)        (36.4)       (75,954)        (35.7)
Amortization of goodwill and
  intangible assets                               (2,177)         (1.1)        (1,792)         (0.8)
Other income (expense)                             1,902           0.9          1,138           0.5
Restructuring and nonrecurring charges            (3,224)         (1.6)          (500)         (0.3)
                                               ---------         -----      ---------         -----
  Income (loss) from operations                    1,952           0.9          4,086           1.9
Interest expense, net                             (8,129)         (4.0)        (9,978)         (4.7)
                                               ---------         -----      ---------         -----
  Loss before income taxes and cumulative
    effect of accounting change                   (6,177)         (3.1)        (5,892)         (2.8)
Provision for income taxes                            50           0.0             50           0.0
                                               ---------         -----      ---------         -----
  Net loss before cumulative effect
         of accounting change                     (6,227)         (3.1)        (5,942)         (2.8)
Cumulative effect of accounting change             1,050           0.5              0           0.0
                                               ---------         -----      ---------         -----

    Net loss                                   $  (5,177)         (2.6)%    $  (5,942)         (2.8)%
                                               =========         =====      =========         =====

Adjusted EBITDA                                $  14,444           7.1%     $  13,628           6.4%
Depreciation and amortization                      9,268           4.6          9,042           4.3

         Net Sales

         Net sales for fiscal 1998 (a 52 week fiscal year) were $202.4 million, a decrease of $10.3 million, or 4.8%, compared to $212.6 million reported for the 1997 comparable period (which was a 53 week fiscal year). In addition to the shorter year, sales declined due to lower national account and contract sales compared to 1997.

         Gross Profit

         Gross Profit for fiscal 1998 was down $2.0 million, or 2.5%, compared to fiscal 1997 due to the lower sales volume, however, the gross profit percent increased 0.9 percentage points due to continued emphasis on operational cost efficiencies and a favorable mix shift between distribution channels.

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

         In connection with the October 1997 debt refinancing, the Company incurred $3.5 million in fees and expenses which were capitalized and are being amortized over the seven year term of the new Senior Notes. The amortization expense of these costs was $500,000 and $115,000 for the years ended January 2, 1999 and January 3, 1998, respectively.

         Other Income (Expense)

         Other income (expense) increased $764,000 for fiscal 1998 over the comparable period in 1997 due primarily to the one-time recovery of fees previously paid by the Company for consulting work.

         Restructuring and Nonrecurring Charges

         In 1998, the Company recorded approximately $3.2 million in nonrecurring charges comprised of the following items. The Company incurred $960,000 in accounting, legal and other expenses related to an unsuccessful acquisition attempt and the write-off of a company research project which was begun in 1997. Also in 1998, the Company incurred several one-time nonrecurring charges related to restructuring its Company owned route distribution system resulting in a charge of $683,000 in related severance and reorganization costs. Other 1998 nonrecurring charges included $800,000 of additional depreciation expense for a change in the estimated useful life of certain handheld computer equipment, $216,000 for the write-down in inventory value at certain field locations and $65,000 for the write-off of unusable handheld computer software. Also included in the nonrecurring charges were bonuses of $500,000 paid by the Company to management in connection with the Offering in each of 1998 and 1997.

         Adjusted EBITDA

         Reported EBITDA for fiscal 1998 was $11.2 million including nonrecurring charges of $3.2 million discussed above which, if added back, produces an Adjusted EBITDA (exclusive of nonrecurring charges) of $14.4 million. Similarly, a nonrecurring charge of $500,000 was incurred in fiscal 1997 for bonus expenses associated with the October 1997 Offering which, if added back to the fiscal 1997 EBITDA of $13.1 million, produces an Adjusted EBITDA of $13.6 million.

         Interest Expense

         Interest expense, net of interest income, decreased to $8.1 million for fiscal 1998 from $10.0 million for fiscal 1997 due to a lower effective interest rate related to the Offering placed in late 1997. 1998's average borrowings, with an average effective interest rate of 9.8% represented a decrease of 1.4 percentage points from 1997's average effective interest rate of 11.2%.

         Provision for Federal and State Income Taxes

         For fiscal 1998 and 1997, the Company estimated that it would have no Federal tax obligation due to loss carryforwards from prior years, however, the Company did provide for certain state income and franchise tax obligations in both years. At the end of fiscal 1998, the Company had a net operating loss carryforward of approximately $52.0 million which begins to expire in fiscal 2008.


         Net Loss Before Cumulative Effect of Accounting Change

         As a result of the above, the Company recorded a net loss before the effect of an accounting change for fiscal 1998 of $6.2 million, compared to a net loss of $5.9 million for the comparable period in 1997.

         Cumulative Effect of Accounting Change

         In 1998, the Company changed its accounting policy to record maintenance spare parts in inventory and to later expense the parts when taken from inventory (rather than when purchased as was the previous policy) to provide greater matching of maintenance expense with revenue recognition as well as better overall control for spare parts inventory. This change in accounting method led to a one-time gain of $1.0 million in 1998.

         Net Loss

         As a result of the above, the Company recorded a net loss for fiscal 1998 of $5.2 million compared to a net loss of $5.9 million for the comparable period in 1997.

         Liquidity and Capital Resources

         On October 14, 1997, the Company issued (the "Offering") $60 million of its 10.5% Senior Secured Notes (the "Notes") due November 1, 2004. The Notes are secured by a first lien on and security interest in substantially all of the assets and properties owned by the Company, except those that are security for other debt obligations. The indenture governing the Notes has certain covenants including, without limitation, covenants limiting the incurrence of additional indebtedness, assets sales, investments, restricted payments and liens. Except in certain circumstances, the Company may not redeem the Notes prior to November 1, 2001, and following that date, the Company may redeem the Notes in whole or in part at redemption prices, as defined. In connection with the Offering, the Company incurred $3.5 million in fees and expenses which were capitalized and are being amortized over the seven year term of the Notes. As of January 1, 2000, the accumulated amortization of these costs equaled approximately $1,115,000.

         On January 31, 2000, the Company entered into a new revolving credit facility which matures on January 31, 2004 providing for a $17,000,000 revolving loan facility and letter-of-credit accommodations. Under the new loan agreement, the revolving loan is based on 85% of all eligible accounts, plus 55% of the value of eligible inventory, plus 10% of packaging materials, all as defined. The initial interest rate for the new revolving facility is the prime rate of interest or, at the Company's option, LIBOR plus 2.25%. The new revolving credit agreement requires the Company to maintain certain financial ratios relating to working capital and minimum borrowing availability, as defined. The Company's revolving loan facility is secured by a first lien on and security interest in the inventory and receivables of the Company and certain related Collateral.

         As of January 1, 2000, the Company had $10 million outstanding under certain industrial development revenue bonds related to its plants located in Florida and Tennessee. The industrial development revenue bonds are secured by certain real property and equipment of the Company and are due in various amounts beginning in 2000 through 2009 at fixed interest rates ranging from 6 1/2% to 6 3/4% per annum. The bonds begin to mature in 2000 with a principal payment of $1.0 million due September 1, 2000.

         As of January 1, 2000, the Company also had $597,000 outstanding under several long term notes due to former distributors who sold their businesses to the Company. These notes are due in various amounts, typically paid monthly, with $130,000 due in fiscal 2000.

         The Company's cash flow requirements are for working capital, capital expenditures and debt service. The Company has met its liquidity needs to date through internally generated funds and a revolving line of credit. As of January 1, 2000, the Company had no outstanding loans and $2.1 million outstanding in letters of credit under the revolving line and had $9.0 million in borrowing availability thereunder.

         The Company's working capital decreased to $12.6 million as of January 1, 2000 from $13.1 million in the same period in 1998. Except for the classification of the $1.0 million principal payment of the industrial development revenue bonds due September 1, 2000 as a current liability, working capital actually improved by $500,000 for fiscal 1999. The Company's working capital improved to $13.1 million at January 2, 1999 from $12.8 million at January 3, 1998.

         Net cash provided by operating activities was $9.7 million for fiscal 1999 as compared to $2.2 million for fiscal 1998 due largely to reductions in receivables and inventory levels and the favorable overall operating performance of the Company for fiscal 1999. The $10.5 million in cash provided by operating activities for fiscal 1997 was supported by lower cash interest expense as compared to fiscal 1998 and 1999.

         Capital expenditures were $7.5 million, $6.3 million and $3.4 million in fiscal 1999, 1998, and 1997, respectively. For fiscal 1999, 1998 and 1997, respectively, the Company spent $4.2 million, $3.1 million and $3.3 million on its manufacturing facilities, and $3.2 million, $3.2 million and $200,000 on distributor acquisitions and distribution equipment. The Company also utilizes operating leases for capital equipment, primarily for over the road trucks and trailers, route delivery trucks used on Company owned routes and passenger vehicles. All operating leases are treated as operating expenses and the related cash flow impact is reflected in cash flows from operating activities.

         Net cash (used in) provided by financing activities was $(144,000), $364,000 and $(1.9 million) for fiscal 1999, 1998, and 1997, respectively. In fiscal 1997, the Company sold $60.0 million of Senior Secured Notes to fund repayment of certain long term debt obligations. As noted above, the Company has a principal payment of $1.0 million on the industrial development revenue bonds due September 1, 2000.

         The Company believes that internally generated funds and amounts which will be available to it under the revolving line of credit are and will continue to be sufficient to satisfy its operating cash requirements, planned capital expenditures, and long term debt obligations as they come due.

YEAR 2000 ISSUES

         All planned modifications for Year 2000 compliance were completed by the targeted date. Contingency plans for Year 2000 related interruptions were developed and include, but are not limited to replacing electronic applications with manual processes and the identification of alternate raw material suppliers. To date, the Company has experienced no significant Year 2000 compliance related problems.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Raw materials used by the Company are subject to price volatility caused by weather, government farm programs, global supply and demand, and other unpredictable factors. To manage potential volatility in raw material prices, the Company from time to time enters into commodity future and option contracts, which are less than one year in duration. The Company's Board-approved policy is to use such commodity derivative financial instruments only to the extent necessary to manage these raw material price exposures. The Company does not use these financial instruments for speculative purposes. These commodity instruments are marketable exchange traded contracts designated as hedges, and the changes in the market value of such contracts have a high correlation to the price changes of the hedged commodity. As of January 1, 2000, the Company had no futures contracts in wheat, soybean oil or corn.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The financial statements as of January 1, 2000, January 2, 1999, and January 3, 1998 together with the auditor's report are in Exhibit 14(a).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The directors and executive officers of the Company are as follows:

NAME                         AGE         POSITION(S)
----                         ---         -----------
Michael E. Heisley, Sr.       63         Director
Rolland G. Divin              53         President, Chief Executive Officer and Director
Stanley H. Meadows(a)         55         Assistant Secretary and Director
Thomas C. Mattick             60         Director
Emily Heisley Stoeckel        36         Director
Andrew G. C. Sage II(a)       74         Director
Timothy J. Healy(a)           52         Director
S. Albert Gaston              40         Senior Vice President and Chief Financial Officer
Gerald R. Barker              53         Senior Vice President -- Marketing
Wyatt F. Hearp                53         Senior Vice President -- Manufacturing
Paul C. Serff                 61         Senior Vice President -- Human Resources

(a)      Member of the Compensation Committee.

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

         Wyatt F. Hearp. Mr. Hearp has been Senior Vice President -- Manufacturing of the Company since 1995. Prior to becoming an officer, Mr. Hearp held various positions with the Company or its predecessor businesses since 1972, including manager of the Company's chip division from 1990 to 1995. Mr. Hearp received a bachelor's degree in biology from High Point University in 1969 and a master's of science degree in food technology from Auburn University in 1977.

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

ITEM 11.  EXECUTIVE COMPENSATION

         The following table sets forth information with respect to all compensation paid or earned for services rendered to the Company in 1999 by the Company's chief executive officer and the Company's next four most highly compensated executive officers (each, a "Named Officer"):


                           SUMMARY COMPENSATION TABLE

                                                                  ANNUAL
NAME                  PRINCIPAL POSITION SALARY                 COMPENSATION          BONUS *
----                  -------------------------                 ------------          -------

Rolland G. Divin      President, Chief Executive Officer
                        and Director                               $390,000          $231,050

S. Albert Gaston      Senior Vice President and Chief
                        Financial Officer                           174,900            92,419

Wyatt F. Hearp        Senior Vice President --
                        Manufacturing/Distribution                  168,500            71,135

Gerald R. Barker      Senior Vice President -- Marketing            153,500            83,457

Paul C. Serff         Senior Vice President --
                        Human Resources                             137,300            74,664


* These payments are estimated for the 1999 Management Incentive Compensation Plan to be paid prior to 3/31/00.

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

              TOM'S FOODS INC. PENSION PLAN FOR SALARIED EMPLOYEES
                       SUPPLEMENTAL RETIREMENT PLAN TABLE
                        Annual Pension Payable at Age 65

                                                YEARS OF SERVICES
                                                -----------------
COMPENSATION(A)      5         10              15              20              25         30 OR MORE
---------------      -         --              --              --              --         ----------
$100,000          6,674      13,347          20,021          26,694           33,368         40,041
$125,000          8,549      17,097          25,646          34,194           42,743         51,291
$150,000         10,424      20,847          31,271          41,694           52,118         62,541
$200,000         11,174      22,347          33,521          44,694           55,868         67,041
$300,000         11,174      22,347          33,521          44,694           55,868         67,041
$500,000         11,174      22,347          33,521          44,694           55,868         67,041

(a) Compensation is assumed to be constant. Table is based on covered compensation of $33,060 for a participant turning 65 in 1999. The IRC
    Section 401(a)(17) limit on compensation is assumed constant at the 1999 level of $160,000.

         The compensation used to determine a person's benefits under the Salaried Plan and the non-qualified Plan includes such person's salary and annual bonus, whether or not deferred. The current compensation for each of the Named Officers is identical to the amounts listed in the Summary Compensation Table. The estimated credited years of service at the end of fiscal 1999 for each of the Named Officers are 5.0 years for Mr. Divin, 4.7 years for Mr. Gaston, 4.3 years for Mr. Barker, 12.4 years for Mr. Serff and 26.6 years for Mr. Hearp.

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

INCENTIVE COMPENSATION PLANS

         Management Incentive Compensation Plan. The Company's Management Incentive Compensation Plan (the "Management Incentive Plan") is administered by the Compensation Committee of the Board of Directors and applies to those key employees designated by the President and Chief Executive Officer. The terms and conditions upon which awards become payable are determined by the Compensation Committee and subject to approval by the Board of Directors. Target incentive amounts are expressed as a percentage of the key employees' salary and actual incentive amounts are provided based on the Company's achievement of certain criteria, including manufacturing profit and sales performance objectives. Each of the Named Officers, as well as other key employees, participated in the Management Incentive Plan in fiscal 1999.

         Executive Incentive Plan. In addition, the Company's Executive Incentive Plan (the "Executive Incentive Plan") applies to Mr. Divin, Mr. Gaston and Mr. Barker (collectively, the "Participants"). Each of the Participants has an option to acquire his allocated share of 20.0% of the Preferred Stock (including any liquidation preferences accruing thereon) issued to TFH Corp. ("TFH"), the Company's parent, in satisfaction of the TFH Debt. The options, which are allocated 60.0% to Mr. Divin, 20.0% to Mr. Gaston and 20.0% to Mr. Barker, will expire if not exercised by December 31, 2002. The options to acquire Preferred Stock will vest, for those Participants then employed by the Company, upon: (i) a sale of the Company or substantially all its assets; (ii) an exchange of the outstanding Preferred Stock for Common Stock of the Company;
(iii) a Public Equity Offering; or (iv) a redemption of or sale to a third party of the Preferred Stock (collectively, the "Exercise Events"). In addition, the options to acquire Class A Preferred Stock may be exercised at any time prior to December 31, 2002 if the Class A Preferred Stock becomes exchangeable for

Exchange Notes. The options to acquire Preferred Stock shall apply to any partial exchanges under clause (ii) above, to partial redemptions or sales under clause (iv) above and partial exchangeability of the Class A Preferred Stock, to the extent of 20.0% of the amount exchanged, redeemed, sold or exchangeable. The aggregate exercise price for the options will be $1,000. The options vest as follows: (i) 33.33%, one year after consummation of the Offering; (ii) 66.67%, two years after consummation of the Offering; and (iii) 100.0%, three years after consummation of the Offering. The grant of the options described herein will result in a charge to compensation expense upon an Exercise Event equal to the dollar amount of such options less the amount paid by Mr. Divin, Mr. Gaston and Mr. Barker.

         The Executive Incentive Plan further provided the Participants with a cash payment in an aggregate amount of $1.0 million. 50.0% of such amount was paid upon consummation of the October 1997 Offering and 50.0% was paid on December 31, 1998 to Participants then employed by the Company. TFH had an obligation to pay $1.0 million to the Participants in cash from such amount, with $500,000 paid at consummation of the October 1997 Offering and $500,000 due on December 31, 1998, subject to continued employment by the Company (which is included in the compensation table set forth herein). The first payment resulted in a $500,000 charge to compensation expense of the Company upon consummation of the October 1997 Offering. The second payment was made as scheduled resulting in a $500,000 charge to compensation expense in 1998.

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

         Of the Named Officers, each of Rolland G. Divin, S. Albert Gaston and Paul C. Serff beneficially owns 48,664, 9,733 and 11,680 shares of TFCC Common Stock, respectively, or 3.1%, 0.6% and 0.7%, respectively, of the voting power of the outstanding voting securities of TFCC. In accordance with the Executive Incentive Plan, each of Messrs. Divin, Gaston and Barker has the option to acquire 12.0%, 4.0% and 4.0%, respectively, of the Preferred Stock issued to TFH. See "Executive Compensation -- Incentive Compensation Plans -- Executive Incentive Plan."

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Beginning with fiscal 1994, the Company has entered into consulting arrangements with Michael E. Heisley, Sr. and Thomas C. Mattick, Directors of the Company, for provision of consulting services to the Company. In respect of such consulting services, Mr. Heisley and Mr. Mattick each received $100,000 per year.

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

In December 1999, the stockholders of TFH renewed their letters of credit posted in the aggregate face amount of $10.0 million in support of the Company's outstanding industrial development revenue bonds. The letters of credit replaced previous letters of credit that expired at the end of 1999.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

14  (A)  DOCUMENT LIST

1.       Financial Statements

                  Description
                                                                          Page

         Report of Independent Public Accounts                             20

         Balance Sheets as of January 2, 1999 and January 1, 2000          21

         Statements of Operations for the years ended January 3,
         1998, January 2, 1999 and January 1, 2000                         23

         Statements of Changes in Shareholders' Equity for the years
         ended January 3, 1998, January 2, 1999 and January 1, 2000        24

         Statements of Cash Flows for the years ended January 3,
         1998, January 2, 1999 and January 1, 2000                         25

         Notes to Financial Statements                                     26

2.       Financial Statement Schedules

         Description                                               Page
         -----------                                               ----
         Report of Independent Public Accountants on Financial
         Statement Schedule                                          37

         Valuation and Qualifying Accounts                           38

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

10.4     The Confirmation and Acknowledgement of Guarantee and General Security
         Agreement from Tom's Foods Capital Corporation to Congress Financial
         Corporation (Southern), dated as of October 14, 1997, filed as Exhibit
         10.4 to the Registration Statement, is incorporated hereby by reference.

10.5 The Industrial Revenue Bond Documents for Knox County, Tennessee, filed as Exhibit 10.5 to the Registration Statement, are incorporated herein by reference.

10.6 The Industrial Revenue Bond Documents for Taylor County, Florida, filed as Exhibit 10.6 to the Registration Statement, are incorporated herein by reference.

10.7 The Intercreditor Agreement, dated as of October 14, 1997, by and between Congress Financial Corporation (Southern) and IBJ Schroder Bank
         & Trust Company, filed as Exhibit 10.7 to the Registration Statement, is incorporated herein by reference.

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

10.11    The Confirmation and Acknowledgement of Guarantee and general Security
         Agreement from TFH Corp. to Congress Financial Corporation (Southern), dated as of October 14, 1997, filed as Exhibit 10.11 to the Registration Statement, is incorporated herein by reference.

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

10.19 Extensions and amendments of the Letters of Credit of the shareholders of TFH Corp., each dated as of December 22, 1999 or December 23, 1999, are filed herewith as Exhibit 10.19.

12 Statement Regarding Computation of Ratio of Earnings to Fixed Charges is filed herewith as Exhibit 12.

27       The Financial Data Schedule is filed herewith as Exhibit 27.

14 (B)   REPORTS

         No Current Report on Form 8-K was required to be filed by the Company during the last quarter of the period covered by this report.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS







To Tom's Foods Inc.:


We have audited the accompanying balance sheets of TOM'S FOODS INC. (a Delaware corporation) as of January 1, 2000 and January 2, 1999 and the related statements of operations, changes in shareholders' equity, and cash flows for each of the three years in the period ended January 1, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Tom's Foods Inc. as of January 1, 2000 and January 2, 1999 and the results of its operations and its cash flows for each of the three years in the period ended January 1, 2000 in conformity with generally accepted accounting principles.







Atlanta, Georgia
February 11, 2000

                                TOM'S FOODS INC.


                                 BALANCE SHEETS

                        (IN THOUSANDS, EXCEPT SHARE DATA)



                                     ASSETS

                                                                  JANUARY 1,        January 2,
                                                                     2000              1999
                                                                  ---------         ---------

CURRENT ASSETS:
  Cash and short-term investments                                 $   5,391         $   3,087
  Accounts and notes receivable, net                                 14,285            16,073
  Inventories:
     Raw materials                                                    2,564             2,383
     Packaging materials                                              2,135             2,916
     Finished goods and work in progress                              5,103             5,657
  Spare parts inventories                                             2,574             1,300
  Other current assets                                                1,491             1,559
                                                                  ---------         ---------
           Total current assets                                      33,543            32,975
                                                                  ---------         ---------
PROPERTY, PLANT, AND EQUIPMENT:
  Land and land improvements                                          5,744             5,690
  Buildings                                                          16,887            14,358
  Machinery, equipment, and vehicles                                 49,496            46,733
  Vending and other distribution equipment                            9,961            10,121
  Furniture and fixtures                                             10,280             9,834
  Construction in progress                                            4,761             4,497
                                                                  ---------         ---------
           Total property, plant, and equipment                      97,129            91,233
  Accumulated depreciation                                          (46,363)          (40,449)
                                                                  ---------         ---------
           Net property, plant, and equipment                        50,766            50,784
                                                                  ---------         ---------

NONCURRENT ACCOUNTS AND NOTES RECEIVABLE, NET                           493               505

OTHER ASSETS                                                          1,837             1,770

DEFERRED DEBT ISSUE COSTS, NET OF ACCUMULATED AMORTIZATION
  OF $1,115 AND $615 AT JANUARY 1, 2000 AND JANUARY 2, 1999,
  RESPECTIVELY                                                        2,385             2,885

GOODWILL AND INTANGIBLE ASSETS, NET OF ACCUMULATED
  AMORTIZATION OF $11,116 AND $9,438 AT JANUARY 1, 2000 AND
  JANUARY 2, 1999, RESPECTIVELY                                      45,056            46,587
                                                                  ---------         ---------
            Total assets                                          $ 134,080         $ 135,506
                                                                  =========         =========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                                              JANUARY 1,        January 2,
                                                                                 2000              1999
                                                                              ---------         ---------
CURRENT LIABILITIES:
  Accounts payable                                                            $  10,984         $  11,473
  Accrued liabilities                                                             8,799             8,277
  Current portion of long-term debt obligations                                   1,130               156
                                                                              ---------         ---------
            Total current liabilities                                            20,913            19,906
                                                                              ---------         ---------
LONG-TERM DEBT:
  Senior secured notes                                                           60,000            60,000
  Industrial development revenue bonds                                            9,000            10,000
  Other debt obligations                                                            467               585
                                                                              ---------         ---------
            Total long-term debt                                                 69,467            70,585
                                                                              ---------         ---------

OTHER LONG-TERM OBLIGATIONS                                                          37                37

ACCRUED PENSION COST                                                              7,671             7,115

ACCRUED POSTRETIREMENT BENEFITS OTHER THAN PENSIONS                               1,779             1,797

EXCHANGEABLE PREFERRED STOCK, $.01 PAR VALUE; CLASS A,
  7,000 SHARES AUTHORIZED; 7,000 SHARES ISSUED AND OUTSTANDING AT
  JANUARY 1, 2000 AND JANUARY 2, 1999                                             8,811             7,911

COMMITMENTS AND CONTINGENT LIABILITIES (NOTE 9)

SHAREHOLDERS' EQUITY:
  Common stock, $.01 par value; 10,000 shares authorized, 5,000 shares
    issued and outstanding at January 1, 2000 and January 2, 1999                     0                 0
  Preferred stock, $.01 par value, Class B, 21,737 shares authorized,
    21,737 shares issued and outstanding at January 1, 2000 and
    January 2, 1999                                                              26,810            24,316
  Additional paid-in capital                                                     43,725            43,725
  Accumulated deficit                                                           (45,133)          (39,886)
                                                                              ---------         ---------
            Total shareholders' equity                                           25,402            28,155
                                                                              ---------         ---------

            Total liabilities and shareholders' equity                        $ 134,080         $ 135,506
                                                                              =========         =========



      The accompanying notes are an integral part of these balance sheets.

                                TOM'S FOODS INC.


                            STATEMENTS OF OPERATIONS

                                 (IN THOUSANDS)








                                                             JANUARY 1,      January 2,      January 3,
                                                               2000             1999            1998
                                                             ---------       ---------       ---------
NET SALES                                                    $ 203,559       $ 202,380       $ 212,648

COST OF GOODS SOLD                                            (124,632)       (123,228)       (131,454)
                                                             ---------       ---------       ---------
         Gross profit                                           78,927          79,152          81,194
                                                             ---------       ---------       ---------
EXPENSES AND OTHER INCOME:
  Selling and administrative expenses                          (72,379)        (73,701)        (75,954)
  Amortization of goodwill and intangible assets                (2,178)         (2,177)         (1,792)
  Other income, net                                                828           1,902           1,138
  Restructuring and nonrecurring charges                             0          (3,224)           (500)
                                                             ---------       ---------       ---------
                                                               (73,729)        (77,200)        (77,108)
                                                             ---------       ---------       ---------
INCOME FROM OPERATIONS                                           5,198           1,952           4,086

INTEREST EXPENSE, NET OF INTEREST INCOME OF $83,
  $110, AND $166 FOR 1999, 1998, AND 1997, RESPECTIVELY         (7,817)         (8,129)         (9,978)
                                                             ---------       ---------       ---------

LOSS BEFORE INCOME TAXES AND  CUMULATIVE
  EFFECT OF ACCOUNTING CHANGE                                   (2,619)         (6,177)         (5,892)

PROVISION FOR INCOME TAXES                                         134              50              50
                                                             ---------       ---------       ---------

NET LOSS BEFORE CUMULATIVE EFFECT OF ACCOUNTING
  CHANGE                                                        (2,753)         (6,227)         (5,942)

CUMULATIVE EFFECT OF ACCOUNTING CHANGE                               0           1,050               0
                                                             ---------       ---------       ---------
NET LOSS                                                     $  (2,753)      $  (5,177)      $  (5,942)
                                                             =========       =========       =========


        The accompanying notes are an integral part of these statements.

                                TOM'S FOODS INC.


                  STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                        (IN THOUSANDS, EXCEPT SHARE DATA)



                                                                     CLASS B
                                            COMMON STOCK        PREFERRED STOCK      ADDITIONAL
                                          ----------------    ------------------      PAID-IN      ACCUMULATED
                                          SHARES    AMOUNT    SHARES      AMOUNT       CAPITAL       DEFICIT
                                          ------    ------    ------      ------     ----------    -----------
BALANCE AT DECEMBER 28, 1996               5,000      $0           0      $     0      $42,725      $(26,206)

  Issuance of Class B preferred stock          0       0      21,737       21,755            0             0
  Contribution from TFH Corporation            0       0           0            0          500             0
  Dividends accrued                            0       0           0          471            0          (471)
  Net loss                                     0       0           0            0            0        (5,942)
                                           -----      --      ------      -------      -------      --------
BALANCE AT JANUARY 3, 1998                 5,000       0      21,737       22,226       43,225       (32,619)

  Contribution from TFH Corporation            0       0           0            0          500             0
  Dividends accrued                            0       0           0        2,090            0        (2,090)
  Net loss                                     0       0           0            0            0        (5,177)
                                           -----      --      ------      -------      -------      --------
BALANCE AT JANUARY 2, 1999                 5,000       0      21,737       24,316       43,725       (39,886)

  Dividends accrued                            0       0           0        2,494            0        (2,494)
  Net loss                                     0       0           0            0            0        (2,753)
                                           -----      --      ------      -------      -------      --------
BALANCE AT JANUARY 1, 2000                 5,000      $0      21,737      $26,810      $43,725      $(45,133)
                                           =====      ==      ======      =======      =======      ========



        The accompanying notes are an integral part of these statements.

                                TOM'S FOODS INC.
                            STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                            JANUARY 1,     January 2,     January 3,
                                                                               2000           1999           1998
                                                                            ----------     ----------     ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                                  $ (2,753)      $(5,177)      $ (5,942)
                                                                             --------       -------       --------
   Adjustments to reconcile net loss to net cash provided by operating activities:
      Depreciation and amortization                                             9,257         9,268          9,042
      Accrued interest on TFH term loan                                             0             0          6,358
      Restructuring and nonrecurring charges                                        0         2,881              0
      Cumulative effect of accounting change                                        0        (1,050)             0
      Provision for income taxes                                                  134            50             50
      Dividends accrued                                                           900           744            167
      (Gain) loss on disposal of property, plant, and equipment                   (70)         (265)            96
      Changes in operating assets and liabilities:
         Accounts and notes receivable, net                                     1,998          (277)         3,067
         Inventories                                                            1,154        (1,409)           219
         Other assets                                                          (1,349)          301            (96)
         Accounts payable                                                        (489)          403         (3,200)
         Accrued liabilities                                                      388        (3,586)           454
         Accrued pension cost                                                     556           528            478
         Accrued postretirement benefits other than pensions                      (18)         (258)          (187)
                                                                             --------       -------       --------
            Total adjustments                                                  12,461         7,330         16,448
                                                                             --------       -------       --------
            Net cash provided by operating activities                           9,708         2,153         10,506
                                                                             --------       -------       --------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to property, plant, and equipment                                 (7,523)       (6,323)        (3,419)
   Proceeds from disposal of property, plant, and equipment                       263           256            206
   Unsuccessful acquisition and related costs                                       0          (850)             0
                                                                             --------       -------       --------
            Net cash used in investing activities                              (7,260)       (6,917)        (3,213)
                                                                             --------       -------       --------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Repayments of long-term debt                                                  (144)         (136)       (59,763)
   Proceeds from issuance of long-term debt                                         0             0         60,840
   Debt issuance costs                                                              0             0         (3,500)
   Capital contribution from TFH Corporation                                        0           500            500
                                                                             --------       -------       --------
            Net cash (used in) provided by financing activities                  (144)          364         (1,923)
                                                                             --------       -------       --------

INCREASE (DECREASE) IN CASH AND SHORT-TERM INVESTMENTS                          2,304        (4,400)         5,370

CASH AND SHORT-TERM INVESTMENTS, BEGINNING OF YEAR                              3,087         7,487          2,117
                                                                             --------       -------       --------
CASH AND SHORT-TERM INVESTMENTS, END OF YEAR                                 $  5,391       $ 3,087       $  7,487
                                                                             ========       =======       ========

SUPPLEMENTAL DISCLOSURES:
   Interest paid during the year                                             $  7,460       $ 7,874       $  2,566
                                                                             ========       =======       ========

   Income taxes paid during the year                                         $     91       $    37       $     27
                                                                             ========       =======       ========

   Issuance of exchangeable preferred stock, Class A, for debt (Note 5)      $      0       $     0       $  7,000
                                                                             ========       =======       ========

   Issuance of preferred stock, Class B, for debt (Note 5)                   $      0       $     0       $ 21,755
                                                                             ========       =======       ========


        The accompanying notes are an integral part of these statements.

                                TOM'S FOODS INC.


                          NOTES TO FINANCIAL STATEMENTS

              JANUARY 1, 2000, JANUARY 2, 1999, AND JANUARY 3, 1998


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

         RESTRUCTURING AND REFINANCING

         On August 30, 1996, the Company restructured its debt obligations (Note 4). In connection with the debt restructuring, TFH Corporation ("TFH") was formed. TFH was capitalized by various parties having common control of Tom's Foods Capital Corporation, the prior parent. TFH used the capital proceeds to purchase outstanding senior and subordinated debt obligations of the Company of $52,828,000, inclusive of accrued interest. In return for subordinating its purchased debt claims and a deferral of interest and principal payments, TFH received 80% of the stock of the Company, making TFH the Company's new parent. Therefore, no change in the basis of assets and liabilities was required.

         In 1997, the Company completed a refinancing of the Company's debt obligations, including the debt due to TFH (the "Offering") (Note 4).

         FISCAL YEAR

         The Company's fiscal year is the 52- or 53-week period ending the Saturday nearest to December 31. The years ended January 1, 2000 and January 2, 1999 contained 52 weeks. The year ended January 3, 1998 contained 53 weeks.

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

         PROPERTY, PLANT, AND EQUIPMENT

         Property, plant, and equipment are stated at cost and are depreciated using the straight-line method over the following estimated useful lives:

               Land improvements                          20 years
               Buildings                                  32 years
               Machinery, equipment, and vehicles         3 to 12 years
               Vending and other distribution equipment   5 to 10 years
               Furniture and fixtures                     3 to 10 years

INVENTORIES

Inventories are stated at the lower of cost or market. Cost is determined using the average cost for raw materials, packaging materials, and work in progress. Finished goods cost is determined using the first-in, first-out method. Cost elements include the cost of raw materials, direct labor, and overhead incurred in the manufacturing process.

HEDGING TRANSACTIONS

The Company has limited involvement with derivative financial instruments and does not use them for speculative purposes. The Company enters into various futures contracts and futures options to reduce the impact of volatility in raw material prices. These transactions meet the current requirements for hedge accounting including designation to specific inventory amounts and high correlation. Amounts payable or receivable under these transactions are recognized as deferred gains or losses and are included in other assets or other liabilities. The deferred amounts are charged or credited to cost of sales as the related raw materials are charged to operations. If the Company were to ever have a derivative transaction that did not meet the requirement for hedges, it would recognize the unrealized gains and losses as they occur. At January 1, 2000 and January 2, 1999, the net gains and losses deferred or expensed are included in operating income, and there are no material commitments outstanding relating to derivative financial instruments.

In 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 is effective for the fiscal year ending December 29, 2001 and will require the Company to recognize all derivative instruments as assets or liabilities and to measure those instruments at fair value. The Company has not determined the effect on its financial statements for the adoption of this standard.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company's financial instruments consist primarily of cash and short-term investments, trade receivables, notes receivable, accounts payable, purchase commitments, senior secured notes, industrial development revenue bonds, other long-term obligations, and capital lease obligations. In management's opinion, the carrying amounts of these financial instruments approximate their fair values at January 1, 2000 and January 2, 1999.

ACCOUNTING CHANGE

Effective January 4, 1998, the Company changed its accounting policy to capitalize in current assets all maintenance spare parts. The Company's previous policy was to expense these items as purchased. The Company believes this new method is preferable because it provides a better matching of costs and related revenues as well as provides better overall control for spare parts inventory. The Company purchased parts during 1998 and expensed them when placed in the manufacturing process. The net effect of items capitalized and expensed in

         1998 was to capitalize an additional $250,000 that would have been expensed under the previous method used by the Company. The Company recorded a cumulative effect relating to this accounting change as of January 4, 1998 of $1,050,000.

         USE OF ESTIMATES

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

         TRANSACTIONS WITH RELATED PARTIES

         The Company has entered into consulting agreements with two of its directors for providing consulting services to the Company. In return for such consulting services, each received $100,000 for each of the years ended January 1, 2000, January 2, 1999, and January 3, 1998.

         In connection with the term loan from TFH prior to the Offering (Note 4), and the accrued interest thereon, the Company recognized interest expense of $6,358,000 for the year ended January 3, 1998.

         As part of the August 30, 1996 refinancing, the stockholders of TFH caused letters of credit to be posted in the aggregate face amount of $10,000,000 to replace the letters of credit posted by the Company to back the industrial development revenue bonds discussed in Note 4. As of January 3, 1998, TFH had waived its rights to reimbursement through December 31, 2005. After this date and subject to the terms of the subordination, the Company will be obligated to reimburse TFH for any draws which have been or are subsequently made on the TFH shareholders' letters of credit.

         RECLASSIFICATIONS

         Certain prior year amounts have been reclassified to conform to the current year presentation.

2.       RESTRUCTURING AND NONRECURRING CHARGES

         Following are the components of amounts classified as restructuring and nonrecurring charges in the accompanying statements of operations for the years ended January 1, 2000, January 2, 1999, and January 3, 1998 (in thousands):

                                                                  JANUARY 1,     January 2,    January 3,
                                                                     2000           1999          1998
                                                                  ----------     ----------    ----------

               Write-down of assets to realizable                     $ 0           $1,191         $  0
                 values and change in estimates
               Unsuccessful acquisition and related costs               0              850            0
               Restructuring of portions of the sales and               0              683            0
                 distribution functions
               Payment of nonrecurring management
                 bonuses related to the Offering                        0              500          500
                                                                      ---           ------         ----
                                                                      $ 0           $3,224         $500
                                                                      ===           ======         ====

         At January 1, 2000, January 2, 1999, and January 3, 1998, all amounts related to these charges had been paid.

3.       ACCOUNTS AND NOTES RECEIVABLE

         Accounts and notes receivable as of January 1, 2000 and January 2, 1999 consist of the following (in thousands):

                                                              JANUARY 1,     January 2,
                                                                 2000           1999
                                                              ----------     ----------

               Notes receivable from distributors             $  1,897       $  3,122
               Trade accounts receivable                        14,701         15,739
               Less allowance for doubtful accounts             (1,820)        (2,283)
                                                              --------       --------
                                                                14,778         16,578
               Less current portion                            (14,285)       (16,073)
                                                              --------       --------
               Noncurrent accounts and notes receivable, net  $    493       $    505
                                                              ========       ========


         Notes receivable from distributors are due in varying amounts over periods of up to ten years and bear interest at stated rates from 0% to 16.25%. The notes are secured by certain distributor assets and guarantees.

4.       DEBT

         Long-term debt as of January 1, 2000 and January 2, 1999 consists of the following (in thousands):

                                                                                            JANUARY 1,     January 2,
                                                                                               2000           1999
                                                                                            ----------     ----------
         10.5% senior secured notes due in 2004                                               $60,000        $60,000
                                                                                              -------        -------

         6.75% Taylor County, Florida, industrial development revenue bonds; payable in five annual installments beginning September 1, 2000, secured by property with a
         net book value of $3,774 and $4,158 in 1999 and 1998, respectively                     5,800          5,800

         6.5% Industrial Development Board of the County of Knox, Tennessee, industrial development revenue bonds; payable in five equal annual installments beginning
         October 1, 2005, secured by property with a net book value of $2,556 and $2,657
         in 1999 and 1998, respectively                                                         4,200          4,200
                                                                                              -------        -------
                       Industrial development revenue bonds                                    10,000         10,000
                                                                                              -------        -------

         Other debt obligations                                                                   597            741
                                                                                              -------        -------
                                                                                               70,597         70,741
         Less current portion                                                                  (1,130)          (156)
                                                                                              -------        -------
                      Total long-term debt                                                    $69,467        $70,585
                                                                                              =======        =======


         On October 14, 1997, the Company sold $60,000,000 of 10.5% Senior Secured Notes (the "Notes") due November 1, 2004. The Notes are secured by a first lien on and security interest in substantially all of the assets and properties owned by the Company, except those that are security for other debt obligations. The indenture relating to the Offering has certain covenants, as defined. The Company may not redeem the Notes prior to November 1, 2001 and, following that date, the Company may redeem the Notes in whole or in part at redemption prices, as defined. In connection with the Offering, the Company incurred $3,500,000 in fees and expenses which were capitalized and are being amortized over the seven year term of the Notes. Amortization expense of these costs was $500,000 for each of the years ended January 1, 2000 and January 2, 1999. In addition, the Company paid a bonus of $500,000 to management in connection with the Offering in both 1998 and 1997, which is included in nonrecurring charges in the accompanying statements of operations.

         The proceeds of the Offering were used to pay certain of the Company's debt obligations. Amounts paid include $40,000,000 to TFH, $8,336,000 to the lender under the senior credit agreement, and $10,000,000 to satisfy the note payable and outstanding amounts relating to the Company's guarantee obligations with a financial institution. After the Offering, the remaining portions of the TFH obligations, including accrued interest thereon, were converted to $7,000,000 of Class A preferred stock and $21,755,000 of Class B preferred stock (Note 5).

         The payment of $8,336,000 satisfied all outstanding term and equipment loan amounts under the senior credit agreement which the Company had entered into on August 30, 1996. Prior to the Offering, the senior credit agreement provided for a revolving loan, letter-of-credit accommodations, a term loan, and additional equipment loans. After the payment, as part of the Offering, the senior credit agreement was amended to include only letter-of-credit accommodations and a revolving loan facility.

         Under the senior credit agreement, the revolving loan is based on 85% of all eligible accounts, plus 50% of the value of eligible inventory, as defined. Interest is payable on the revolving loan at a rate of 1.375% above the prime rate of interest. The maximum borrowing amount under the revolving loan and the letter-of-credit accommodations is $17,000,000. Standby letters of credit relating to insurance coverages and inventory purchases were outstanding under the revolving loan as of January 1, 2000 and January 2, 1999 in the amounts of $2,127,000 and $2,057,000, respectively. For the years ended January 1, 2000 and January 2, 1999, the weighted average interest rates under the revolving loan were 10.3% and 9.8%, respectively. At January 1, 2000 and January 2, 1999, there were no outstanding balances other than the letters of credit under the revolving loan and the Company was in compliance with all of the revolving loan agreement's financial ratios and restrictive covenants.

         The senior credit agreement matured January 31, 2000. Effective January 31, 2000, the Company replaced the senior credit agreement with a new loan from a financial institution maturing January 31, 2004 and providing for a $17,000,000 revolving loan facility and letter-of-credit accommodations. Under the new loan agreement, the revolving loan is based on 85% of all eligible accounts, plus 55% of the value of eligible inventory, plus 10% of the value of eligible packaging materials, all as defined. The initial interest rate will be the institution's prime rate of interest or, at the Company's option, the London InterBank Offer Rate plus 2.25%. The new senior credit agreement requires the Company to maintain certain financial ratios relating to working capital and minimum borrowing availability, as defined.

         The scheduled maturities of all Company debt obligations are $1,130,000 in 2000, $1,134,000 in 2001, $1,146,000 in 2002, $1,073,000 in 2003,
         $61,850,000 in 2004, and $4,264,000 in the years thereafter.

5.       SHAREHOLDERS' EQUITY

         On October 14, 1997, in connection with the Offering, the Company issued 7,000 shares of Class A preferred stock and 21,737 shares of Class B preferred stock. The Class A preferred stock has an aggregate liquidation preference of $7,000,000 and was issued in exchange for $7,000,000 of the outstanding term loan from TFH, as discussed in Note
         4. The Class A preferred stock is exchangeable at the option of the Company upon certain events, and is therefore classified outside of shareholders' equity in the accompanying balance sheets. As the Class A preferred stock has characteristics that are similar to debt, dividends are accrued to interest expense. The Class B preferred stock has an aggregate liquidation preference of $21,755,000 and was issued in exchange for the remaining outstanding term loan from TFH, as discussed in Note 4. The Class A and Class B preferred stock are nonvoting, except in certain circumstances. The Class A preferred stock ranks senior to the Class B preferred stock. Dividends on the Class A preferred stock and the Class B preferred stock accrue at a rate of 10.5% and 9.5%, respectively. Unpaid dividends increase the liquidation preference of the respective shares. Upon a change in control, holders of up to $10,000,000 of Class A preferred stock will be entitled to require the Company to purchase these shares at 100% of the liquidation preference at the date of purchase. On or after January 1, 1999, up to an aggregate of $10,000,000 of Class A preferred stock may be exchangeable at the Company's option for an equal amount of subordinated debt if the Company meets certain financial targets, as defined. No preferred stock was exchanged under this provision during the year ended January 1, 2000. Dividends of $900,000, $744,000, and

         $167,000 were accrued to the Class A preferred stock for fiscal 1999, 1998, and 1997, respectively, and are included in interest expense in the accompanying statements of operations. Dividends of $2,494,000, $2,090,000, and $471,000 for fiscal 1999, 1998, and 1997, respectively, were accrued to the Class B preferred stock and are included in the accumulated deficit.

6.       INCOME TAXES

         The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes," and files a consolidated federal income tax return with TFH.

         The components of the deferred tax assets and liabilities as of January 1, 2000 and January 2, 1999 are as follows (in thousands):

                                                                               JANUARY 1,      January 2,
                                                                                  2000            1999
                                                                               ----------      ----------
        Deferred tax liabilities:
            Property, plant, and equipment                                       $  3,265        $  3,723
            Other                                                                   1,188           1,152
                                                                                 --------        --------
                      Total deferred tax liabilities                                4,453           4,875
                                                                                 --------        --------
        Deferred tax assets:
            Operating loss carryforwards                                          (20,017)        (20,303)
            Accounts and notes receivable                                            (739)           (912)
            Pensions and employee benefits                                         (3,330)         (3,032)
            Workers' compensation                                                    (680)           (599)
            Discount on industrial development revenue bonds                         (452)           (517)
                                                                                 --------        --------
                      Total deferred tax assets                                   (25,218)        (25,363)
                                                                                 --------        --------
        Net deferred tax assets                                                   (20,765)        (20,488)
        Less valuation allowance                                                  (20,765)        (20,488)
                                                                                 --------        --------
        Net deferred tax assets                                                  $      0        $      0
                                                                                 ========        ========


         The Company has operating loss carryforwards of approximately $51,300,000, which begin to expire in 2008.

         The provision for income taxes consisted of the following as of January 1, 2000, January 2, 1999, and January 3, 1998 (in thousands):

                                          JANUARY 1,     January 2,     January 3,
                                             2000           1999           1998
                                          ----------     ----------     ----------
        Federal income taxes:
            Current                           $  0           $ 0            $ 0
            Deferred                             0             0              0
        State and franchise taxes              134            50             50
                                              ----           ---            ---
        Provision for income taxes            $134           $50            $50
                                              ====           ===            ===

      For the years ended January 1, 2000, January 2, 1999, and January 3, 1998, the provision for income taxes at the Company's effective rate differed from the provision for income taxes at the statutory rate, as follows (in thousands):

                                                         JANUARY 1,   January 2,    January 3,
                                                            2000         1999          1998
                                                         ----------   ----------    ----------
         Income tax benefit at federal statutory rate      $(890)      $(1,743)      $(2,020)
         State income taxes, net of federal effect          (105)         (205)         (237)
         Interest expense on TFH term loan                     0             0         2,480
         Change in valuation allowance                       277         1,169        (1,220)
         Intangibles amortization                            347           347           347
         Other                                               505           482           700
                                                           -----       -------       -------
         Provision for income taxes                        $ 134       $    50       $    50
                                                           =====       =======       =======


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

         In 1998, the Company adopted SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits." The statement standardizes the disclosure requirements for pensions and other postretirement benefits to the extent practicable.

         On a weighted average basis, the following assumptions were used in accounting for the net periodic benefits costs and for the Plans:

                                                 JANUARY 1,    January 2,   January 3,
                                                   2000          1999          1998
                                                 ----------    ----------   ----------
         Discount rate                             7.75%         6.75%         7.00%
         Expected return on plan assets            9.00          9.00          9.00
         Rate of compensation increase             5.75          4.75          5.00

         The amount of net periodic benefit cost recognized includes the following components (in thousands):

                                                    JANUARY 1,    January 2,    January 3,
                                                       2000          1999          1998
                                                    ----------    ----------    ----------

         Components of periodic benefits costs:
             Service cost                            $ 1,251       $ 1,175       $   979
             Interest cost                             3,501         3,412         3,219
             Expected return on assets                (4,358)       (3,989)       (3,661)
             Amortization of:
                Actuarial gain                           (81)          (73)         (126)
                Prior service cost                        68            68            68
                                                     -------       -------       -------
         Total net periodic benefit cost             $   381       $   593       $   479
                                                     =======       =======       =======

         The reconciliation of the beginning and ending balances of the benefits obligation for the Plans and the fair value of plan assets were as follows (in thousands):

                                                               JANUARY 1,     January 2,
                                                                  2000           1999
                                                               ----------     ----------
         Change in benefit obligation:
           Net benefit obligation at the beginning of year      $ 51,928       $ 47,873
           Service cost                                            1,251          1,175
           Interest cost                                           3,501          3,412
           Actuarial (gain) loss                                  (4,537)         2,392
           Gross benefits paid                                    (3,074)        (2,924)
                                                                --------       --------
         Net benefit obligation at end of year                  $ 49,069       $ 51,928
                                                                ========       ========

         Change in plan assets:
           Fair value of plan assets at beginning of year       $ 54,429       $ 51,384
           Actual return on plan assets                            4,829          5,963
           Gross benefits paid                                    (3,070)        (2,918)
                                                                --------       --------
           Fair value of plan assets at end of year             $ 56,188       $ 54,429
                                                                ========       ========

         The funded status of the Plans and the amounts recognized in the accompanying consolidated balance sheets were as follows (in thousands):

                                                                     JANUARY 1,    January 2
                                                                        2000         1999
                                                                     ----------    ---------
         Reconciliation of funded status:
           Funded status at end of year                              $  7,119       $ 2,501
           Unrecognized net actuarial gain                            (15,091)       (9,985)
           Unrecognized prior service cost                                301           369
                                                                     --------       -------
         Net amount recognized at end of year                        $ (7,671)      $(7,115)
                                                                     ========       =======

         Amounts recognized in the consolidated balance sheets:
           Accrued benefit cost                                      $ (7,671)      $(7,115)
                                                                     ========       =======


         The Company also has a defined contribution plan which covers substantially all employees who are eligible at the start of the quarter after their hire date. The Company may match a portion of an employees contribution up to a maximum amount. For the years ended January 1, 2000, January 2, 1999, and January 3, 1998, the Company contributed approximately $201,000, $214,000, and $195,000, respectively, to this plan.

8.       POSTRETIREMENT BENEFITS OTHER THAN PENSIONS

         The Company provides certain health care and life insurance benefits for certain retired employees. The Company may also provide certain health care and life insurance benefits for employees electing early retirement in the future until they reach normal retirement age. The liability for these benefits is not funded. The Company accounts for these benefits in accordance with SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions."

         The components of the accumulated benefit obligation as of January 1, 2000 and January 2, 1999 are as follows (in thousands):

                                                JANUARY 1,   January 2,
                                                   2000         1999
                                                ----------   ----------
         Current retirees                         $  669      $  726
         Active employees                            481         513
                                                  ------      ------
         Accumulated benefit obligation            1,150       1,239
         Unrecognized net gain                       629         558
                                                  ------      ------
         Accrued postretirement benefit cost      $1,779      $1,797
                                                  ======      ======

         Net costs of the plan for the years ended January 1, 2000, January 2, 1999, and January 3, 1998 included the following components (in thousands):

                                                          JANUARY 1,  January 2,  January 3,
                                                             2000        1999        1998
                                                          ----------  ----------  ----------
         Service cost of benefits earned during the           $ 4        $ 4        $  4
             period
         Interest cost on projected benefit obligation         52         58         129
                                                              ---        ---        ----
         Net postretirement benefit costs                     $56        $62        $133
                                                              ===        ===        ====


         A 7% annual rate of increase in the per capita cost of covered health care benefits is assumed for all future years for certain grandfathered retirees; for all other current and future retirees, no increase was assumed due to a fixed payment schedule. A 1% increase or a 1% decrease in the assumed health care cost trend rate per year would increase the accumulated postretirement benefit obligation by 3.3% or 3.2%, respectively, as of January 1, 2000. The weighted average discount rates used in determining the accumulated postretirement benefit obligation were 7.75%, 6.75%, and 7% as of January 1, 2000, January 2, 1999, and January 3, 1998, respectively.

9.       COMMITMENTS AND CONTINGENT LIABILITIES

         LEASES

         The Company leases vehicles and warehouse space under certain noncancelable operating leases. Noncancelable future minimum operating lease commitments as of January 1, 2000 were as follows (in thousands):

                          2000                      $  4,078
                          2001                         3,774
                          2002                         1,105
                          2003                           542
                          2004                           302
                          Thereafter                     263
                                                     -------
                                                     $10,064
                                                     =======



The rental expense for all operating leases for the years ended January 1, 2000, January 2, 1999, and January 3, 1998 was approximately $3,704,000, $4,450,000, and $4,196,000, respectively.

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

DISTRIBUTOR PURCHASE REQUIREMENT

Subject to certain conditions, the Company has the right of first refusal to purchase, for either cash or a note at the Company's option, distributorships or distributorship assets from certain distributors at a multiple of the amount of the average annual net cash flow, as adjusted, of the distributorship, measured over the preceding three years. This exit strategy will only be available to successful distributors who have remained in full compliance with their contracts for a minimum of three years, including meeting certain growth requirements, and thus enhances the value of successful distributorships and the distribution network as a whole. Because the Company does not know which distributors will avail themselves of this provision and when they might do so after becoming eligible, the Company believes that it is not possible to determine any future contingency requirement. Any potential purchase obligation is, however, based on a multiple of net cash flow. Any purchase is, therefore, funded primarily through the stream of future cash flows from the purchased distributorship, which is enhanced by the capture of integrated margins.

LETTERS OF CREDIT

The Company has outstanding stand-by letters of credit (Note 4).

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       TOM'S FOODS INC.


                                       By: /s/ Rolland G. Divin
                                           ------------------------------
                                       Rolland G. Divin
                                       President, Chief Executive Officer
                                       and Director

Dated:  March 13, 2000

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities indicated on March 13, 2000.


/s/ Rolland G. Divin
-----------------------------------------
Rolland G. Divin, President, Chief
Executive Officer and Director

/s/ S. Albert Gaston
-----------------------------------------
S. Albert Gaston, Senior Vice
President and Chief Financial
Officer

/s/ Michael E. Heisley
-----------------------------------------
Michael E. Heisley, Director

/s/ Stanley H. Meadows
-----------------------------------------
Stanley H. Meadows, Assistant
Secretary and Director

/s/ Thomas C. Mattick
-----------------------------------------
Thomas C. Mattick, Director

/s/ Emily Heisley Stoeckel
-----------------------------------------
Emily Heisley Stoeckel, Director

/s/ Andrew C.G. Sage II
-----------------------------------------
Andrew C.G. Sage II, Director

/s/ Timothy J. Healy
-----------------------------------------
Timothy J. Healy, Director

              REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON FINANCIAL
                               STATEMENT SCHEDULE


To Tom's Foods Inc.:

We have audited in accordance with generally accepted auditing standards, the financial statements of Tom's Foods Inc. included in this Form 10-K and have issued our report thereon dated February 11, 2000. Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The foregoing schedule is the responsibility of the company's management and is presented for purposes of complying with the Securities and Exchange Commissions rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

ARTHUR ANDERSEN LLP



Atlanta, Georgia

February 11, 2000

Schedule II

                                TOM'S FOODS INC.
                        Valuation and Qualifying Accounts
                         Allowance for Doubtful Accounts
                                 (in thousands)



                                                                                             Balance at
              Balance at           Charged to                                                  End of
               Beginning            Cost and           Charged to                                the
             of the Period          Expenses         Other Accounts          Deductions        Period
             -------------         ----------        --------------          ----------      ----------
1997            $8,680                $ 530            $  74(A)              $4,800(B)           $4,484
1998             4,484                  276                0                  2,477(B)            2,283
1999             2,283                  932              508(A)               1,903(B)            1,820

-------------

(A) Represents amounts recovered.
(B) Represents amounts charged against the reserve.