Form 10-Q
period 2000-03-25
TOMS FOODS INC
filed 2000-05-04
CIK 1048339

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934.

For the quarter (twelve weeks) ended March 25, 2000.

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

Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

                                TOM'S FOODS INC.

                          QUARTERLY REPORT ON FORM 10-Q
                              FOR THE TWELVE WEEKS
                              ENDED MARCH 25, 2000

                                TABLE OF CONTENTS



                                                                                                                   Page

PART I.  FINANCIAL INFORMATION

Item 1.           Financial Statements:

                  Balance Sheets as of March 25, 2000 (unaudited) and January 1, 2000..................................3

                  Statements of Operations (unaudited) for the twelve weeks ended
                                March 25, 2000 and March 27, 1999......................................................4

                  Statements of Cash Flows (unaudited) for the twelve weeks ended
                           March 25, 2000 and March 27, 1999...........................................................5

                  Notes to Financial Statements........................................................................6

Item 2.           Management's Discussion and Analysis of Financial Condition and
                           Results of Operations.......................................................................6

PART II. OTHER INFORMATION

Item 6.           Exhibits and Reports on Form 8-K.....................................................................8

                                TOM'S FOODS INC.
                                 BALANCE SHEETS
                       MARCH 25, 2000 AND JANUARY 1, 2000
                      (in thousands except per share data)



                                                                                          March 25, 2000     January 1, 2000
                                                                                          --------------     ---------------
                                                                                            (unaudited)
ASSETS
Current Assets:
      Cash and short-term investments                                                          $   1,992           $   5,391
      Accounts and notes receivable, net                                                          16,346              14,285
      Inventories:
           Raw materials                                                                           3,420               2,564
           Packaging materials                                                                     2,115               2,135
           Finished goods and work in progress                                                     5,604               5,103
      Other current assets                                                                         4,129               4,065
                                                                                               ---------           ---------
                Total current assets                                                              33,606              33,543
                                                                                               ---------           ---------
Property, plant, and equipment:
      Land and land improvements                                                                   5,744               5,744
      Buildings                                                                                   17,055              16,887
      Machinery, equipment and vehicles                                                           49,851              49,496
      Vending and other distribution equipment                                                     9,699               9,961
      Furniture and fixtures                                                                      12,021              10,280
      Construction in progress                                                                     3,013               4,761
                                                                                               ---------           ---------
                Total property, plant, and equipment                                              97,383              97,129
      Accumulated depreciation                                                                   (47,646)            (46,363)
                                                                                               ---------           ---------
                Net property, plant, and equipment                                                49,737              50,766
                                                                                               ---------           ---------

Noncurrent accounts and notes receivable, net                                                        578                 493
Other assets                                                                                       1,859               1,837
Deferred debt issue costs, net                                                                     2,269               2,385
Goodwill and intangible assets, net                                                               44,725              45,056
                                                                                               ---------           ---------
                Total assets                                                                   $ 132,774           $ 134,080
                                                                                               =========           =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
      Revolving debt                                                                           $      --           $      --
      Accounts payable                                                                             9,309              10,984
      Accrued liabilities                                                                         10,021               8,799
      Current portion of long-term debt                                                            1,000               1,000
      Current portion of other debt obligations                                                      126                 130
                                                                                               ---------           ---------
                Total current liabilities                                                         20,456              20,913
                                                                                               ---------           ---------
Long-term debt:
      Senior secured notes                                                                        60,000              60,000
      Industrial development revenue bonds                                                         9,000               9,000
      Other debt obligations                                                                         422                 467
                                                                                               ---------           ---------
                Total long-term debt                                                              69,422              69,467
                                                                                               ---------           ---------

Other long-term obligations                                                                           37                  37
Accrued pension cost                                                                               7,787               7,671
Accrued postretirement benefits other than pensions                                                1,779               1,779
Exchangeable Preferred Stock, $.01 par value, Class A, 7,000 shares authorized,
      7,000 shares issued and outstanding at March 25, 2000 and January 1, 2000                    9,021               8,811
Shareholders' Equity:
      Common stock, $0.01 par value; 10,000 shares authorized, 5,000 shares
           issued and outstanding at March 25, 2000 and January 1, 2000                                0                   0
      Preferred Stock, $.01 par value, Class B, 21,737 shares authorized,
           21,737 shares issued and outstanding at March 25, 2000 and January 1, 2000             27,390              26,810
      Additional paid-in capital                                                                  43,725              43,725
      Accumulated deficit                                                                        (46,843)            (45,133)
                                                                                               ---------           ---------
                Total shareholders' equity                                                        24,272              25,402
                                                                                               ---------           ---------
                Total liabilities and shareholders' equity                                     $ 132,774           $ 134,080
                                                                                               =========           =========

                                TOM'S FOODS INC.
                            STATEMENTS OF OPERATIONS
                           FOR THE TWELVE WEEKS ENDED
                        MARCH 25, 2000 AND MARCH 27, 1999
                                 (in thousands)



                                                                         TWELVE WEEKS ENDED
                                                               -------------------------------------
                                                               March 25, 2000         March 27, 1999
                                                               --------------         --------------
                                                                (unaudited)            (unaudited)

Net sales                                                           $  45,572              $  47,048
Cost of goods sold                                                    (27,646)               (29,244)
                                                                    ---------              ---------

              Gross profit                                             17,926                 17,804
Expenses and other income:
         Selling and administrative expenses                          (16,812)               (16,994)
         Amortization of goodwill, intangible assets
              and refinancing costs                                      (504)                  (502)
         Other income, net                                                121                    159
                                                                    ---------              ---------

Income from operations                                                    731                    467
Interest expense, net                                                  (1,828)                (1,830)
                                                                    ---------              ---------
Loss before income taxes                                               (1,097)                (1,363)
Provision for income taxes                                                 32                     30
                                                                    ---------              ---------

Net loss                                                            $  (1,129)             $  (1,393)
                                                                    =========              =========


The accompanying notes are an integral part of these financial statements.

                                TOM'S FOODS INC.
                            STATEMENTS OF CASH FLOWS
                           FOR THE TWELVE WEEKS ENDED
                        MARCH 25, 2000 AND MARCH 27, 1999
                                (in thousands)



                                                                                               TWELVE WEEKS ENDED
                                                                                     ---------------------------------------
                                                                                     March 25, 2000           March 27, 1999
                                                                                     --------------           --------------
                                                                                       (unaudited)              (unaudited)

Cash flows from operating activities:
        Net loss                                                                           $ (1,129)                $ (1,393)
                                                                                           --------                 --------
        Adjustments to reconcile net loss to net cash used in operating activities:
        Depreciation and amortization                                                         2,255                    2,136
        Provision for income taxes                                                               32                       30
        Dividends accrued                                                                       210                      171
        Loss on disposal of property, plant, and equipment                                      (52)                     (34)
        Changes in operating assets and liabilities:
              Accounts and notes receivable, net                                             (2,106)                    (687)
              Inventories                                                                    (1,337)                    (302)
              Other assets                                                                     (145)                    (439)
              Accounts payable                                                               (1,675)                  (1,335)
              Other liabilities                                                               1,190                    1,140
              Accrued pension cost                                                              116                      129
                                                                                           --------                 --------
                    Total adjustments                                                        (1,512)                     809
                                                                                           --------                 --------
                    Net cash used in operating activities                                    (2,641)                    (584)
                                                                                           --------                 --------
Cash flows from investing activities:
        Additions to property, plant, and equipment                                            (838)                  (1,223)
        Proceeds from disposal of property, plant, and equipment                                129                       76
                                                                                           --------                 --------
                    Net cash used in investing activities                                      (709)                  (1,147)
                                                                                           --------                 --------
Cash flows from financing activities:
        Net borrowing on working capital revolver                                                 0                      177
        Repayments of long-term debt                                                            (49)                     (35)
                                                                                           --------                 --------
                    Net cash (used in) provided by financing activities                         (49)                     142
                                                                                           --------                 --------

Decrease in cash and short-term investments                                                 (3,399)                  (1,589)

Cash and short-term investments, beginning of period                                          5,391                    3,087
                                                                                           --------                 --------

Cash and short-term investments, end of period                                             $  1,992                 $  1,498
                                                                                           ========                 ========

Interest paid during the period                                                            $    454                 $    448

Income taxes paid during the period                                                        $     40                 $     --

The accompanying notes are an integral part of these financial statements.

                                TOM'S FOODS INC.
                          NOTES TO FINANCIAL STATEMENTS

Item 1.  BASIS OF FINANCIAL STATEMENTS AND FORMATION AND ORGANIZATION

The accompanying unaudited financial statements of Tom's Foods Inc. have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. It is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto included in the annual report and Form 10-K for the fiscal year ended January 1, 2000.

The accompanying unaudited financial statements include, in the opinion of management, all adjustments, which are of a normal recurring nature, necessary for a fair presentation for the periods presented. Results for the interim periods presented are not necessarily indicative of results that may be expected for a full fiscal year.

FISCAL YEAR

The Company's fiscal year is the 52- or 53-week period ending on the Saturday nearest to December 31. The current year, fiscal 2000, ends December 30, 2000 and contains 52 weeks. The Company's first three quarters contain twelve weeks of results while the fourth quarter contains 16 or 17 weeks coinciding with the Company's fiscal year.

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

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

                        TWELVE WEEKS ENDED MARCH 25, 2000
                  COMPARED TO TWELVE WEEKS ENDED MARCH 27, 1999

Net sales for the first quarter ended March 25, 2000 were $45.6 million, a less than anticipated decrease of 3.1%, or $1.5 million compared to the corresponding period in 1999.

Gross profit increased to $17.9 million in the first quarter of 2000 from $17.8 million in the first quarter of 1999, an increase of $122,000 or 0.7%. The gross profit margin percentage of 39.3% for the first quarter of 2000 was 1.5 percentage points higher than the first quarter of 1999 due largely to the continued emphasis on operational cost efficiencies.

For the first quarter 2000, selling and administrative expenses decreased to $16.8 million from

$17.0 million in the 1999 period, a decrease of 1.1% or $182,000.

Other Income was $121,000 for the first quarter of 2000 compared to $159,000 for the corresponding period in 1999.

Interest expense, net of interest income, remained relatively flat between the first quarter 2000 and 1999.

The provision for income taxes was $32,000 in 2000 compared to $30,000 for 1999, an increase of $2,000 due to higher franchise taxes. The Company estimates that it will have no Federal tax obligation for the fiscal year due to loss carryforwards from prior years.

As a result of the favorable variances discussed above, the net loss for the twelve week period ended March 25, 2000 was $1.1 million, a $264,000 improvement over the same period in the prior year.

Earnings before interest, taxes, depreciation and amortization ("EBITDA") represents the sum of income (loss) before income taxes plus interest expense, depreciation and amortization. EBITDA is a widely accepted measure of a Company's ability to incur and service debt, to undertake capital expenditures, and to meet working capital requirements. EBITDA is not a measure of financial performance under generally accepted accounting principles and should not be considered an alternative either to net income as an indicator of the Company's operating performance or as an indicator of the Company's liquidity. EBITDA for the first quarter of 2000 was $3.0 million compared to $2.6 million for the same period in 1999.

FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash flow requirements are for working capital, capital expenditures and debt service. The Company has met its liquidity needs through internally generated funds and a revolving line of credit established in January 2000 which matures in January 2004.

The Company entered into a new revolving line of credit agreement on January 31, 2000. The terms of the new agreement are generally better than the prior agreement which it replaced. As of March 25, 2000, the Company had no outstanding loans under the revolving line, had letters of credit outstanding of $2.1 million and $12.5 million in borrowing availability thereunder. The Company's working capital of $13.2 million as of March 25, 2000 was slightly lower than the working capital of $13.3 million for the same period in 1999.

Net cash used in operating activities was $2.6 million for the twelve week period ended March 25, 2000 versus $584,000 used during the same period in 1999. The increase in operating cash used versus the prior year was due to the seasonal increase in accounts receivable and inventory.

Capital expenditures were $838,000 and $1.2 million during the first quarter of 2000 and 1999, respectively.

Net cash used in financing activities was $49,000 for the first quarter of 2000 with no revolver borrowings versus cash provided by financing activities in the same period of 1999 with revolver borrowings of $177,000.

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

Part II.          OTHER INFORMATION

Item 6.           Exhibits and Reports on Form 8-K.

                  (a)      Exhibits.

                           10.1  Loan and Security Agreement, dated as of
January 31, 2000, by and among the Company, the financial institutions that are from time to time party thereto, and Fleet Capital Corporation, as Agent thereunder.

                           10.2 Intercreditor Agreement, dated as of January 31,
2000, between Fleet Capital Corporation, as Agent, and The Bank of New York, as successor to IBJ Whitehall & Trust Company (formerly known as IBJ Schroder Bank & Trust Company).

                           27    Financial data schedule (for SEC use only)

                  (b)      Reports on Form 8-K.

                           There were no reports on Form 8-K filed by the
Registrants during the quarter ended March 25, 2000.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, each Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TOM'S FOODS INC.



By  /s/ Rolland G. Divin
-------------------------------------------
Rolland G. Divin
President, Chief Executive Officer,
and Director (Principal Executive Officer)

Date: May 2, 2000


By   /s/ S. Albert Gaston
-------------------------------------------
S. Albert Gaston
Senior Vice President, Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: May 2, 2000