Form 10-Q
period 2000-06-17
TOMS FOODS INC
filed 2000-07-28
CIK 1048339

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934.

For the quarter (twelve weeks) ended June 17, 2000.

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from __________________ to __________________

                             Commission File Number

                                Tom's Foods Inc.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                                    Delaware
         --------------------------------------------------------------
         (State or other jurisdiction of incorporation or organization)

                                   58-1516963
                      ------------------------------------
                      (I.R.S. Employer Identification No.)

                                 900 8th Street
                               Columbus, GA 31902
          ------------------------------------------------------------
          (Address of principal executive offices, including zip code)

                                 (706) 323-2721
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

                                TOM'S FOODS INC.

                          QUARTERLY REPORT ON FORM 10-Q
                              FOR THE TWELVE WEEKS
                               ENDED JUNE 17, 2000

                                TABLE OF CONTENTS


                                                                                                             Page
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements:

         Balance Sheets as of June 17, 2000 (unaudited) and January 1, 2000...................................3

         Statements of Operations (unaudited) for the twelve and twenty-four weeks ended
         June 17, 2000 and June 19, 1999......................................................................4

         Statements of Cash Flows (unaudited) for the twenty-four weeks ended
                  June 17, 2000 and June 19, 1999.............................................................5

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

PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.....................................................................8

                                TOM'S FOODS INC.
                                 BALANCE SHEETS
                        JUNE 17, 2000 AND JANUARY 1, 2000
                      (in thousands except per share data)


                                                                                                   June 17, 2000  January 1, 2000
                                                                                                   -------------  ---------------
ASSETS                                                                                               (unaudited)
Current Assets:
              Cash and short-term investments                                                        $   1,157       $   5,391
              Accounts and notes receivable, net                                                        15,959          14,285
              Inventories:
                          Raw materials                                                                  4,006           2,564
                          Packaging materials                                                            2,266           2,135
                          Finished goods and work in progress                                            5,859           5,103
              Other current assets                                                                       3,509           4,065
                                                                                                     ---------       ---------
                                      Total current assets                                              32,756          33,543
                                                                                                     ---------       ---------
Property,  plant, and equipment:
              Land and land improvements                                                                 5,753           5,744
              Buildings                                                                                 17,487          16,887
              Machinery, equipment and vehicles                                                         49,869          49,496
              Vending and other distribution equipment                                                  10,075           9,961
              Furniture and fixtures                                                                    12,255          10,280
              Construction in progress                                                                   3,010           4,761
                                                                                                     ---------       ---------
                                      Total property, plant, and equipment                              98,449          97,129
              Accumulated depreciation                                                                 (49,199)        (46,363)
                                                                                                     ---------       ---------
                                      Net property, plant, and equipment                                49,250          50,766
                                                                                                     ---------       ---------
Noncurrent accounts and notes receivable, net                                                              325             493
Other assets                                                                                             1,883           1,837
Deferred debt issuance costs, net                                                                        2,154           2,385
Goodwill and intangible assets, net                                                                     44,619          45,056
                                                                                                     ---------       ---------
                                      Total assets                                                   $ 130,987       $ 134,080
                                                                                                     =========       =========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
              Revolving debt                                                                         $     970       $      --
              Accounts payable                                                                           8,584          10,984
              Accrued liabilities                                                                        7,702           8,799
              Current portion of long-term debt                                                          1,000           1,000
              Current portion of other debt obligations                                                    157             130
                                                                                                     ---------       ---------
                                      Total current liabilities                                         18,413          20,913
                                                                                                     ---------       ---------
Long-term debt:
              Senior secured notes                                                                      60,000          60,000
              Industrial development revenue bonds                                                       9,000           9,000
              Other debt obligations                                                                       539             467
                                                                                                     ---------       ---------
                                      Total long-term debt                                              69,539          69,467
                                                                                                     ---------       ---------
Other long-term obligations                                                                                 37              37
Accrued pension cost                                                                                     7,698           7,671
Accrued postretirement benefits other than pensions                                                      1,779           1,779
Exchangeable Preferred Stock, $.01 par value, Class A, 7,000 shares authorized,
              7,000 shares issued and outstanding at June 17, 2000 and January 1, 2000                   9,237           8,811
Shareholders' Equity:
              Common stock, $0.01 par value; 10,000 shares authorized, 5,000 shares
                          issued and outstanding at June 17, 2000 and January 1, 2000                        0               0
              Preferred Stock, $.01 par value, Class B, 21,737 shares authorized, 21,737 shares
                          issued and outstanding at June 17, 2000 and January 1, 2000                   27,982          26,810
              Additional paid-in capital                                                                43,725          43,725
              Accumulated deficit                                                                      (47,423)        (45,133)
                                                                                                     ---------       ---------
                                      Total shareholders' equity                                        24,284          25,402
                                                                                                     ---------       ---------

                                      Total liabilities and shareholders' equity                     $ 130,987       $ 134,080
                                                                                                     =========       =========

The accompanying notes are an integral part of these financial statements.

                                TOM'S FOODS INC.
                            STATEMENTS OF OPERATIONS
                   FOR THE TWELVE AND TWENTY-FOUR WEEKS ENDED
                        JUNE 17 , 2000 AND JUNE 19, 1999
                                 (in thousands)


                                                                  TWELVE WEEKS ENDED                  TWENTY-FOUR WEEKS ENDED
                                                            --------------------------------     --------------------------------
                                                            June 17, 2000      June 19, 1999     June 17, 2000      June 19, 1999
                                                            -------------      -------------     -------------      -------------
                                                             (unaudited)        (unaudited)       (unaudited)        (unaudited)
Net sales                                                     $ 48,013           $ 49,499           $ 93,585           $ 96,547
Cost of goods sold                                             (28,877)           (30,469)           (56,523)           (59,713)
                                                              --------           --------           --------           --------

              Gross profit                                      19,136             19,030             37,062             36,834
Expenses and other income:
              Selling and administrative expenses              (16,790)           (16,500)           (33,602)           (33,494)
              Amortization of goodwill, intangible assets
                   and refinancing costs                          (509)              (503)            (1,013)            (1,005)
              Other income, net                                     55                137                176                296
                                                              --------           --------           --------           --------

Income from operations                                           1,892              2,164              2,623              2,631
Interest expense, net                                           (1,848)            (1,772)            (3,676)            (3,602)
                                                              --------           --------           --------           --------
Income (loss) before income taxes                                   44                392             (1,053)              (971)
Provision for income taxes                                          33                 30                 65                 60
                                                              --------           --------           --------           --------

Net income (loss)                                             $     11           $    362           $ (1,118)          $ (1,031)
                                                              ========           ========           ========           ========

The accompanying notes are an integral part of these financial statements.

                                TOM'S FOODS INC.
                            STATEMENTS OF CASH FLOWS
                         FOR THE TWENTY-FOUR WEEKS ENDED
                         JUNE 17, 2000 AND JUNE 19, 1999
                                 (in thousands)


                                                                                       TWENTY-FOUR WEEKS ENDED
                                                                                    -----------------------------
                                                                                    June 17, 2000   June 19, 1999
                                                                                    -------------   -------------
Cash flows from operating activities:
              Net loss                                                                 $(1,118)        $(1,031)
                                                                                       -------         -------
              Adjustments to reconcile net loss to net cash used in operating activities:
              Depreciation and amortization                                              4,538           4,260
              Restructuring and nonrecurring charges
              Provision for income taxes                                                    65              60
              Dividends accrued                                                            426             425
              (Gain) loss on disposal of property, plant, and equipment                    (14)             14
              Changes in operating assets and liabilities:
                          Accounts and notes receivable, net                            (1,536)         (1,078)
                          Inventories                                                   (2,298)           (857)
                          Other assets                                                     510            (528)
                          Accounts payable                                              (2,400)         (2,259)
                          Other liabilities                                             (1,162)           (232)
                          Accrued pension cost                                              27             258
                                                                                       -------         -------
                                      Total adjustments                                 (1,844)             63
                                                                                       -------         -------
                                      Net cash used in operating activities             (2,962)           (968)
                                                                                       -------         -------
Cash flows from investing activities:
              Additions to property, plant, and equipment                               (2,479)         (3,364)
              Proceeds from disposal of property, plant, and equipment                     240              93
                                                                                       -------         -------
                                      Net cash used in investing activities             (2,239)         (3,271)
                                                                                       -------         -------
Cash flows from financing activities:
              Net borrowing on working capital revolver                                    970           2,606
              Deferred Debt Issuance (est.)                                               (102)              0
              Borrowings (repayments) of long-term debt                                     99             (64)
                                                                                       -------         -------
                                      Net cash provided by financing activities            967           2,542
                                                                                       -------         -------

Decrease in cash and short-term investments                                             (4,234)         (1,697)

Cash and short-term investments, beginning of period                                     5,391           3,087
                                                                                       -------         -------

Cash and short-term investments, end of period                                         $ 1,157         $ 1,390
                                                                                       =======         =======

Interest paid during the period                                                        $ 3,665         $ 3,728

Income taxes paid during the period                                                    $   132         $    70

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

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

                        TWELVE WEEKS ENDED JUNE 17, 2000
                  COMPARED TO TWELVE WEEKS ENDED JUNE 19, 1999

Net sales for the second quarter ended June 17, 2000 were $48.0 million, a decrease of 3.0%, or $1.5 million compared to the corresponding period in 1999.

Gross profit increased to $19.1 million in the second quarter of 2000 from $19.0 million in the second quarter of 1999, an increase of $106,000 or 0.6%. The gross profit margin percentage of 39.9% for the second quarter of 2000 was 1.5 percentage points higher than the second quarter of 1999.

For the second quarter 2000, selling and administrative expenses increased to $16.8 million from $16.5 million in the 1999 period, an increase of 1.8% or $290,000.

Other Income was $55,000 for the second quarter of 2000 compared to $137,000 for the corresponding period in 1999.

Interest expense, net of interest income, increased $76,000 to $1.8 million in the second quarter of 2000 compared to the second quarter of 1999.

The provision for income taxes was $33,000 in 2000 compared to $30,000 for 1999, an increase of $3,000 due to higher franchise taxes. The Company estimates that it will have no Federal tax obligation for the fiscal year due to loss carryforwards from prior years.

Net income was $11,000 for the second quarter of 2000 compared to $362,000 for the same period in 1999.

Earnings before interest, taxes, depreciation and amortization ("EBITDA") represents the sum of income (loss) before income taxes plus interest expense, depreciation and amortization. EBITDA is a widely accepted measure of a Company's ability to incur and service debt, to undertake capital expenditures, and to meet working capital requirements. EBITDA is not a measure of financial performance under generally accepted accounting principles and should not be considered an alternative either to net income as an indicator of the Company's operating performance or as an indicator of the Company's liquidity. EBITDA for the second quarter of 2000 was $4.2 million, or 8.7% of net sales, compared to $4.3 million, or 8.7% of net sales, for the same period in 1999.

                      TWENTY-FOUR WEEKS ENDED JUNE 17, 2000
              COMPARED TO THE TWENTY-FOUR WEEKS ENDED JUNE 19, 1999

Net sales for the twenty-four weeks ended June 17, 2000 were $93.6 million compared to $96.5 million for the same period in 1999, a decrease of 3.1%, or $3.0 million.

Gross profit dollars for the first twenty-four weeks of 2000 increased $228,000 to $37.1 million compared to $36.8 million for the same period in 1999. The gross profit percentage of 39.6% for the first twenty-four weeks of 2000 was 1.4 percentage points higher than the 38.2% for the same period of 1999.

For the first twenty-four weeks of 2000, selling and administrative expenses were $33.6 million, an increase of $108,000 or 0.3%, from the $33.5 million for the first twenty-four weeks of 1999.

Other income was $176,000 for the first twenty-four weeks of 2000 compared to $296,000 for the corresponding period in 1999.

Interest expense, net of interest income, increased $74,000 to $3.7 million during the first twenty-four weeks of 2000 versus $3.6 million for the first twenty-four weeks of 1999.

The provision for income taxes was $65,000 in 2000 compared to $60,000 for 1999, an increase of $5,000 due to higher franchise taxes. The Company estimates that it will have no Federal tax obligation for the fiscal year due to loss carryforwards from prior years.

The net loss of $1.1 million for the twenty-four week period ended June 17, 2000 was $87,000 more than the net loss of $1.0 million for the twenty-four week period ending June 19, 1999.

FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash flow requirements are for working capital, capital expenditures and debt service. The Company has met its liquidity needs through internally generated funds and a revolving line of credit established in January 2000 which matures in January 2004.

As of June 17, 2000, the Company had outstanding loans of $970,000, had letters of credit outstanding of $2.2 million and $11.8 million in borrowing availability thereunder. The Company's working capital of $14.3 million as of June 17, 2000 was an improvement of $492,000 over the working capital of $13.9 million for the same period in 1999.

Net cash used in operating activities was $3.0 million for the twenty-four week period ended June 17, 2000 versus $968,000 used during the same period in 1999.

Capital expenditures were $2.5 and $3.4 million during the twenty-four week periods ended June 17, 2000 and June 19, 1999, respectively.

Net cash provided by financing activities was $1.0 million for the first twenty-four weeks of 2000 (including revolver borrowings of $970,000) versus cash provided by financing activities in the same period of 1999 of $2.5 million (including revolver borrowings of $2.6 million).

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

Part II.          OTHER INFORMATION

Item 6.           Exhibits and Reports on Form 8-K.

                  (a)      Exhibits.

                           27    Financial data schedule

                  (b)      Reports on Form 8-K.

         There were no reports on Form 8-K filed by the Registrants during the quarter ended June 17, 2000.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, each Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TOM'S FOODS INC.


By /s/ Rolland G. Divin
----------------------------------------------
Rolland G. Divin
President, Chief Executive Officer,
and Director (Principal Executive Officer)

Date: July 28, 2000


By /s/ S. Albert Gaston
----------------------------------------------
S. Albert Gaston
Senior Vice President, Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: July 28, 2000