Form 10-Q
period 2000-09-09
TOMS FOODS INC
filed 2000-10-13
CIK 1048339

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934.

For the quarter (twelve weeks) ended September 9, 2000.

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

Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

                                TOM'S FOODS INC.

                          QUARTERLY REPORT ON FORM 10-Q
                              FOR THE TWELVE WEEKS
                             ENDED SEPTEMBER 9, 2000

                                TABLE OF CONTENTS

                                                                                                                Page

PART I.           FINANCIAL INFORMATION

Item 1.           Financial Statements:

                  Balance Sheets as of September 9, 2000 (unaudited) and January 1, 2000 ......................   3

                  Statements of Operations (unaudited) for the twelve and thirty-six weeks ended
                  September 9, 2000 and September 11, 1999 ....................................................   4

                  Statements of Cash Flows (unaudited) for the thirty-six weeks ended
                           September 9, 2000 and September 11, 1999 ...........................................   5

                  Notes to Financial Statements ...............................................................   6

Item 2.           Management's Discussion and Analysis of Financial Condition and
                           Results of Operations ..............................................................   6

PART II.          OTHER INFORMATION

Item 6.           Exhibits and Reports on Form 8-K ............................................................   9

                                TOM'S FOODS INC.
                                 BALANCE SHEETS
                      SEPTEMBER 9, 2000 AND JANUARY 1, 2000
                      (in thousands except per share data)

                                                                                    September 9, 2000  January 1, 2000
                                                                                    -----------------  ---------------
                                                                                       (unaudited)

ASSETS

Current Assets:
       Cash and short-term investments                                                  $   2,810         $   5,391
       Accounts and notes receivable, net                                                  16,395            14,285
       Inventories:
            Raw materials                                                                   2,775             2,564
            Packaging materials                                                             1,985             2,135
            Finished goods and work in progress                                             6,141             5,103
       Other current assets                                                                 3,191             4,065
                                                                                        ---------         ---------
                 Total current assets                                                      33,297            33,543
                                                                                        ---------         ---------
Property,  plant, and equipment:
       Land and land improvements                                                           5,753             5,744
       Buildings                                                                           17,528            16,887
       Machinery, equipment and vehicles                                                   50,077            49,496
       Vending and other distribution equipment                                            10,258             9,961
       Furniture and fixtures                                                              12,342            10,280
       Construction in progress                                                             4,305             4,761
                                                                                        ---------         ---------
                 Total property, plant, and equipment                                     100,263            97,129
       Accumulated depreciation                                                           (50,841)          (46,363)
                                                                                        ---------         ---------
                 Net property, plant, and equipment                                        49,422            50,766
                                                                                        ---------         ---------

Noncurrent accounts and notes receivable, net                                                 317               493
Other assets                                                                                1,909             1,837
Deferred debt issue costs, net                                                              2,039             2,385
Goodwill and intangible assets, net                                                        44,371            45,056
                                                                                        ---------         ---------
                 Total assets                                                           $ 131,355         $ 134,080
                                                                                        =========         =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
       Revolving debt                                                                   $       0         $       0
       Accounts payable                                                                     8,396            10,984
       Accrued liabilities                                                                 10,316             8,799
       Current portion of long-term debt                                                    1,000             1,000
       Current portion of other debt obligations                                              177               130
                                                                                        ---------         ---------
                 Total current liabilities                                                 19,889            20,913
                                                                                        ---------         ---------
Long-term debt:
       Senior secured notes                                                                60,000            60,000
       Industrial development revenue bonds                                                 8,000             9,000
       Other debt obligations                                                                 579               467
                                                                                        ---------         ---------
                 Total long-term debt                                                      68,579            69,467
                                                                                        ---------         ---------

Other long-term obligations                                                                    37                37
Accrued pension cost                                                                        7,610             7,671
Accrued postretirement benefits other than pensions                                         1,779             1,779
Exchangeable Preferred Stock, $.01 par value, Class A, 7,000 shares authorized, 7,000 shares issued and outstanding at Sept. 9, 2000
       and January 1, 2000                                                                  9,458             8,811
Shareholders' Equity:
       Common stock, $0.01 par value; 10,000 shares authorized,
            5,000 shares issued and outstanding at 9/9/00 & 1/1/00                              0                 0
       Preferred Stock, $.01 par value, Class B, 21,737 shares authorized,
            21,737 shares issued and outstanding at 9/9/00 & 1/1/00                        28,590            26,810
       Additional paid-in capital                                                          43,725            43,725
       Accumulated deficit                                                                (48,312)          (45,133)
                                                                                        ---------         ---------
                 Total shareholders' equity                                                24,003            25,402
                                                                                        ---------         ---------

                 Total liabilities and shareholders' equity                             $ 131,355         $ 134,080
                                                                                        =========         =========

The accompanying notes are an integral part of these financial statements.

                                TOM'S FOODS INC.
                            STATEMENTS OF OPERATIONS
                    FOR THE TWELVE AND THIRTY-SIX WEEKS ENDED
                    SEPTEMBER 9, 2000 AND SEPTEMBER 11, 1999
                                 (in thousands)

                                                                    TWELVE WEEKS ENDED                THIRTY-SIX WEEKS ENDED
                                                             --------------------------------    --------------------------------
                                                             Sept. 9, 2000     Sept. 11, 1999    Sept. 9, 2000     Sept. 11, 1999
                                                             -------------     --------------    -------------     --------------
                                                              (unaudited)       (unaudited)       (unaudited)       (unaudited)

Net sales                                                      $   47,811        $   47,989        $  141,396        $  144,536
Cost of goods sold                                                (29,019)          (29,756)          (85,542)          (89,469)
                                                               ----------        ----------        ----------        ----------

           Gross profit                                            18,792            18,233            55,854            55,067
Expenses and other income:
      Selling and administrative expenses                         (16,963)          (16,453)          (50,565)          (49,947)
      Amortization of goodwill, intangible assets
           and refinancing costs                                     (514)             (502)           (1,527)           (1,507)
      Other income, net                                               312               244               488               540
                                                               ----------        ----------        ----------        ----------

Income from operations                                              1,627             1,522             4,250             4,153
Interest expense, net                                              (1,875)           (1,918)           (5,551)           (5,520)
                                                               ----------        ----------        ----------        ----------
Loss before income taxes                                             (248)             (396)           (1,301)           (1,367)
Provision for income taxes                                             32                30                97                90
                                                               ----------        ----------        ----------        ----------

Net loss                                                       $     (280)       $     (426)       $   (1,398)       $   (1,457)
                                                               ==========        ==========        ==========        ==========

The accompanying notes are an integral part of these financial statements.

                                TOM'S FOODS INC.
                            STATEMENTS OF CASH FLOWS
                         FOR THE THIRTY-SIX WEEKS ENDED
                    SEPTEMBER 9, 2000 AND SEPTEMBER 11, 1999
                                 (in thousands)

                                                                                             THIRTY-SIX WEEKS ENDED
                                                                                     --------------------------------------
                                                                                     September 9, 2000   September 11, 1999
                                                                                     -----------------   ------------------
                                                                                         (unaudited)        (unaudited)

Cash flows from operating activities:
        Net loss                                                                          $  (1,398)         $  (1,457)
                                                                                          ---------          ---------
        Adjustments to reconcile net loss to net cash
              provided by operating activities:
        Depreciation and amortization                                                         6,841              6,387
        Provision for income taxes                                                               97                 90
        Dividends accrued                                                                       647                626
        Loss (gain) on disposal of property, plant, and equipment                                22                (71)
        Changes in operating assets and liabilities:
              Accounts and notes receivable, net                                             (1,978)            (2,176)
              Inventories                                                                    (1,040)            (1,459)
              Other assets                                                                      803               (187)
              Accounts payable                                                               (2,588)            (3,263)
              Other liabilities                                                               1,418              1,516
              Accrued pension cost                                                              (62)               387
                                                                                          ---------          ---------
                    Total adjustments                                                         4,160              1,850
                                                                                          ---------          ---------
                    Net cash provided by operating activities                                 2,762                393
                                                                                          ---------          ---------
Cash flows from investing activities:
        Additions to property, plant, and equipment                                          (4,393)            (5,055)
        Proceeds from disposal of property, plant, and equipment                                282                208
                                                                                          ---------          ---------
                    Net cash used in investing activities                                    (4,111)            (4,847)
                                                                                          ---------          ---------
Cash flows from financing activities:
        Net borrowing on working capital revolver                                                 0              2,724
        Deferred debt issuance                                                                 (102)                 0
        Repayments of industrial revenue bonds debt                                          (1,000)                 0
        Repayments of other long-term debt                                                     (130)              (102)
                                                                                          ---------          ---------
                    Net cash (used in) provided by financing activities                      (1,232)             2,622
                                                                                          ---------          ---------

Decrease in cash and short-term investments                                                  (2,581)            (1,832)

Cash and short-term investments, beginning of period                                          5,391              3,087
                                                                                          ---------          ---------

Cash and short-term investments, end of period                                            $   2,810          $   1,255
                                                                                          =========          =========

Interest paid during the period                                                           $   4,089          $   4,200

Income taxes paid during the period                                                       $     169          $      70

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

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

                      TWELVE WEEKS ENDED SEPTEMBER 9, 2000
                COMPARED TO TWELVE WEEKS ENDED SEPTEMBER 11, 1999

Net sales for the third quarter ended September 9, 2000 were $47.8 million, a decrease of 0.4%, or $178,000 compared to $48.0 million for the corresponding period in 1999.

Gross profit increased to $18.8 million in the third quarter of 2000 from $18.2 million in the third quarter of 1999, an increase of $559,000 or 3.1%. The gross profit margin percentage of 39.3% for the third quarter of 2000 was 1.3 percentage points higher than the third quarter of 1999 due largely to the continued emphasis on operational cost efficiencies and favorable materials costs and product mix.

For the third quarter 2000, selling and administrative expenses increased to $17.0 million from $16.5 million in the 1999 period, an increase of 1.3% or $510,000.

Other Income was $312,000 for the third quarter of 2000 compared to $244,000 for the corresponding period in 1999.

Interest expense, net of interest income, decreased $43,000 to $1.9 million in the third quarter of 2000 compared to the third quarter of 1999 due to lower average outstanding revolver borrowing.

The provision for income taxes was $32,000 in 2000 compared to $30,000 for 1999, an increase of $2,000 due to higher franchise taxes. The Company estimates that it will have no Federal tax obligation for the fiscal year due to loss carryforwards from prior years.

The net loss for the twelve-week period ended September 9, 2000 was $280,000 an improvement of $146,000 compared to the net loss of $426,000 for the twelve weeks ended September 11, 1999.

Earnings before interest, taxes, depreciation and amortization ("EBITDA") represents the sum of income (loss) before income taxes plus interest expense, depreciation and amortization. EBITDA is a widely accepted measure of a Company's ability to incur and service debt, to undertake capital expenditures, and to meet working capital requirements. EBITDA is not a measure of financial performance under generally accepted accounting principles and should not be considered an alternative either to net income as an indicator of the Company's operating performance or as an indicator of the Company's liquidity. EBITDA for the third quarter of 2000 was $3.9 million compared to $3.6 million for the same period in 1999.

                    THIRTY-SIX WEEKS ENDED SEPTEMBER 9, 2000
            COMPARED TO THE THIRTY-SIX WEEKS ENDED SEPTEMBER 11, 1999

Net sales for the thirty-six weeks ended September 9, 2000 were $141.4 million, a decrease of 2.2%, or $3.1 million compared to $144.5 million for the corresponding period in 1999.

Gross profit dollars for the first thirty-six weeks of 2000 increased $787,000 to $55.9 million compared to $55.1 million for the same period in 1999. The gross profit percentage of 39.5% for the first thirty-six weeks of 2000 was 1.4 percentage points higher than the 38.1% for the same period of 1999 due to continued emphasis on operational efficiencies and favorable materials costs and product mix.

For the first thirty-six weeks of 2000, selling and administrative expenses were $50.6 million, an increase of $618,000 or 1.2%, from the $49.9 million for the first thirty-six weeks of 1999.

Other income was $488,000 for the first thirty-six weeks of 2000 compared to $540,000 for the corresponding period in 1999.

Interest expense, net of interest income, increased $31,000 to $5.6 million during the first thirty-six weeks of 2000 versus the same thirty-six weeks of 1999.

The provision for income taxes was $97,000 in 2000 compared to $90,000 for 1999, an increase of $7,000 due to higher franchise taxes. The Company estimates that it will have no Federal tax obligation for the fiscal year due to loss carryforwards from prior years.

The net loss for the thirty-six week period ended September 9, 2000 was $1.4 million, an improvement of $59,000 compared to the net loss of $1.5 million for the thirty-six week period ended September 11, 1999.

Earnings before interest, taxes, depreciation and amortization ("EBITDA") represents the sum of income (loss) before income taxes plus interest expense, depreciation and amortization. EBITDA is a widely accepted measure of a Company's ability to incur and service debt, to undertake capital expenditures, and to meet working capital requirements. EBITDA is not a measure of financial performance under generally accepted accounting principles and should not be considered an alternative either to net income as an indicator of the Company's operating performance or as an indicator of the Company's liquidity. EBITDA for the first thirty-six weeks of 2000 was $11.1 million compared to $10.5 million for the same period in 1999.

FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash flow requirements are for working capital, capital expenditures and debt service. The Company has met its liquidity needs through internally generated funds and a revolving line of credit established in January 2000 which matures in January 2004.

As of September 9, 2000, the Company had no outstanding revolving loans, had letters of credit outstanding of $2.2 million and $12.8 million in borrowing availability thereunder. The Company's working capital of $13.4 million as of September 9, 2000 was a decrease of $734,000 compared to the working capital of $14.1 million for the same period in 1999.

Net cash provided by operating activities was $2.8 million for the thirty-six week period ended September 9, 2000, an improvement of $2.4 million versus net cash provided by operating activities of $393,000 during the same period in 1999.

Capital expenditures were $4.4 and $5.1 million during the thirty-six week periods ended September 9, 2000 and September 11, 1999, respectively.

Net cash used in financing activities was $1.2 million for the first thirty-six weeks of 2000 versus net cash provided by financing activities of $2.6 million for the same period of 1999. On September 1, 2000, the Company made its first principal payment of $1.0 million on its outstanding industrial revenue bond obligations.

Net cash used during the thirty-six week period ended September 9, 2000 was $2.6 million versus $1.8 million of cash used during the thirty-six week period ended September 11, 1999.

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

Part II.          OTHER INFORMATION

Item 6.           Exhibits and Reports on Form 8-K.

                  (a)      Exhibits.

                           27 Financial data schedule (for SEC use only)

                  (b)      Reports on Form 8-K.

                           There were no reports on Form 8-K filed by the
Registrants during the quarter ended September 9, 2000.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, each Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TOM'S FOODS INC.


By /s/ Rolland G. Divin
-------------------------------------------------
Rolland G. Divin
President, Chief Executive Officer,
and Director (Principal Executive Officer)

Date: October 13, 2000


By /s/ S. Albert Gaston
-------------------------------------------------
S. Albert Gaston
Senior Vice President, Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: October 13, 2000