Form 10-K405
period 2000-12-30
TOMS FOODS INC
filed 2001-03-27
CIK 1048339

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
                      ANNUAL REPORT PURSUANT TO SECTION 13
                 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
    OF 1934

For the fiscal year ended December 30, 2000

                                      -OR-

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from _________ to _________

Commission file Number _________________________________________________________

                                Tom's Foods Inc.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                   58-1516963
-------------------------------            -------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification
 incorporation or organization                         Number)

   900 8th Street, Columbus, Georgia                      31902
----------------------------------------               ----------
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

DISTRIBUTION NETWORK

         The Company's products are primarily marketed through the Company's network of independent distributors and Company owned routes: (i) directly to the public through vending machines; and (ii) to retail outlets through a direct store delivery system. The Company ships freshly-made merchandise each day directly to its distribution network, which, in turn, delivers products to retail outlets and vending machines in 43 states.

CONTRACT SALES AND DIRECT SALES

         The Company also manufactures products for other food companies and large retail customers under contract packaging agreements.

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

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         Not applicable.

ITEM 6. SELECTED FINANCIAL DATA

         Set forth below are certain summary historical financial data for the Company as of fiscal years 2000, 1999, 1998, 1997, and 1996. The selected historical financial information for the Company as of and for the full fiscal years indicated were derived from the financial statements for the Company which were audited by Arthur Andersen LLP, independent public accountants. The summary historical financial information set forth below should be read in conjunction with the financial statements of the Company and the notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included below.

Selected historical financial data below.

                                                           TOM'S FOODS INC.
                                                      HISTORICAL FINANCIAL DATA

                                                                                  Fiscal  Year  Ended
                                                       -------------------------------------------------------------------------
(dollars in thousands)                                 Dec. 30, 2000     Jan. 1, 2000  Jan. 2, 1999  Jan. 3, 1998  Dec. 28, 1996
                                                       -------------     ------------  ------------  ------------  -------------
Income Statement Data:
Net sales                                                $ 201,120        $ 203,559     $ 202,380     $ 212,648      $ 205,856
Costs of goods sold                                       (121,086)        (124,632)     (123,228)     (131,454)      (133,624)
                                                         ---------        ---------     ---------     ---------      ---------
  Gross profit                                              80,034           78,927        79,152        81,194         72,232
Expenses and other income:
  Selling and administrative expenses                      (73,246)         (72,379)      (73,701)      (75,954)       (69,735)
  Amortization of goodwill and intangible assets            (2,214)          (2,178)       (2,177)       (1,792)        (1,678)
  Other income, net                                          1,286              828         1,902         1,138          1,309
  Restructuring and nonrecurring charges                      (419)(a)            0        (3,224)(b)      (500)(c)     (3,793)(d)
                                                         ---------        ---------     ---------     ---------      ---------
                                                           (74,593)         (73,729)      (77,200)      (77,108)       (73,897)
                                                         ---------        ---------     ---------     ---------      ---------
Income from operations                                       5,441            5,198         1,952         4,086         (1,665)
Interest expense, net                                       (7,881)          (7,817)       (8,129)       (9,978)        (9,402)
                                                         ---------        ---------     ---------     ---------      ---------
Loss before income taxes and
  cumulative effect of accounting change                    (2,440)          (2,619)       (6,177)       (5,892)       (11,067)
Provision for income taxes                                     141              134            50            50              0
                                                         ---------        ---------     ---------     ---------      ---------
Net loss before cumulative
  effect of accounting change                               (2,581)          (2,753)       (6,227)       (5,942)       (11,067)

Cumulative effect of accounting change                           0                0         1,050             0              0
                                                         ---------        ---------     ---------     ---------      ---------

Net loss                                                 $  (2,581)       $  (2,753)    $  (5,177)    $  (5,942)     $ (11,067)
                                                         =========        =========     =========     =========      =========

Other Data:
Operating cash flow                                      $   8,664        $   9,708     $   2,153     $  10,506      $   8,829
Investing cash flow                                         (7,147)          (7,260)       (6,917)       (3,213)        (5,376)
Financing cash flow                                         (1,296)            (144)          364        (1,923)        (3,047)
EBITDA(e)                                                   15,389           14,455        11,227        13,128          6,291
Adjusted EBITDA(f)                                          15,808           14,455        14,444        13,628         10,084
Cash interest expense(g)                                     7,320            7,460         7,874         2,566          2,512
Depreciation and amortization                                9,948            9,257         9,268         9,042          7,956
Capital expenditures                                         7,031            7,523         6,323         3,419          5,798
Ratio of Adjusted EBITDA to net interest expense(h)           2.01             1.85          1.54          1.37           1.07
Ratio of Adjusted EBITDA to cash interest expense(h)          2.16             1.94          1.83          5.31           4.01
Ratio of earnings to fixed charges(i)                         0.74             0.72          0.38          0.48             --
Balance Sheet Data (As of End of Period):
Working capital                                          $  12,348        $  12,630     $  13,069     $  12,792      $   7,362
Total assets                                               130,824          134,080       135,506       141,045        139,790
Total debt                                                  69,926           70,597        70,741        70,324         88,981
Class A preferred stock                                      9,761            8,811         7,911         7,167             --
Total shareholders' equity                                  22,821           25,402        28,155        32,832         16,519

Footnotes on following page.

Footnotes from previous page.

(a) In 2000, the Company recorded a non-recurring charge ($419,000) for an unsuccessful acquisition attempt. See the Restructuring and Nonrecurring Charges Section under Item 7.

(b) In 1998, the Company recorded a nonrecurring charge ($3.2 million) for certain restructuring charges and nonrecurring expenses and a bonus paid to management in connection with refinancing of the Company's debt in 1997 but deferred until 1998. See the Restructuring and Nonrecurring Charges Section under Item 7.

(c) In 1997, the Company recorded a nonrecurring charge ($500,000) for a bonus paid by the Company to management in connection with the refinancing of the Company's debt. See the Restructuring and Nonrecurring Charges section under Item 7.

(d) In 1996, the Company recorded a non-recurring charge ($3.8 million) for expenses associated with the refinancing of the Company's debt.

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

(f) "Adjusted EBITDA" is EBITDA excluding restructuring and nonrecurring charges of $419,000 for fiscal 2000, $3.2 million for fiscal 1998, $500,000 for fiscal 1997 and $3.8 million for fiscal 1996. There were no restructuring and nonrecurring charges in fiscal 1999.

(g) Cash interest expense is net interest expense less amounts not paid in cash for the period indicated including, among other things, interest accrued on the TFH Debt of $6.4 million in fiscal 1997 and $7.8 million in fiscal 1996.

(h) Ratio of Adjusted EBITDA to interest expense or cash interest expense represents Adjusted EBITDA divided by net interest expense or cash interest expense.

(i) For the purpose of computing the ratio of earnings to fixed charges, "earnings" consists of operating income (loss) before income taxes plus fixed charges, and "fixed charges" consists of net interest expense and the portion of rental expense deemed representative of the interest factor of $1.3 million in 2000, $1.2 million for 1999 and $1.5 million for 1998. (See Exhibit 12).

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

                 FISCAL YEAR ENDED DECEMBER 30, 2000 COMPARED TO
                       FISCAL YEAR ENDED JANUARY 1, 2000

                                TOM'S FOODS INC.
                  FISCAL YEAR ENDED DECEMBER 30, 2000 COMPARED
                      TO FISCAL YEAR ENDED JANUARY 1, 2000
                                ( in thousands )

                                                                       FISCAL YEAR ENDED
                                                      --------------------------------------------------
                                                          DEC. 30, 2000                JAN. 1, 2000
                                                      ---------------------        ---------------------
Net sales                                               201,120       100.0%         203,559       100.0%
Cost of goods sold                                     (121,086)      (60.2)        (124,632)      (61.2)
                                                      ---------       -----        ---------       -----
  Gross profit                                           80,034        39.8           78,927        38.8
Selling and administrative expenses                     (73,246)      (36.4)         (72,379)      (35.6)
Amortization of goodwill, intangible assets
  and refinancing costs                                  (2,214)       (1.1)          (2,178)       (1.1)
Other income, net                                         1,286         0.6              828         0.4
Restructuring and nonrecurring charges                     (419)       (0.2)               0         0.0
                                                      ---------       -----        ---------       -----

  Income from operations                                  5,441         2.7            5,198         2.6
Interest expense, net                                    (7,881)       (3.9)          (7,817)       (3.8)
                                                      ---------       -----        ---------       -----
  Loss before income taxes                               (2,440)       (1.2)          (2,619)       (1.3)
Provision for income taxes                                  141         0.1              134         0.1
                                                      ---------       -----        ---------       -----

   Net loss                                           $  (2,581)       (1.3)%      $  (2,753)       (1.4)%
                                                      =========       =====        =========       =====

Adjusted EBITDA                                       $  15,808         7.9%       $  14,455         7.1%
Depreciation and amortization                         $   9,948         4.9        $   9,257         4.5

         Net Sales

         Net sales for fiscal 2000 were $201.1 million, a decrease of $2.5 million, or 1.2%, compared to $203.6 reported for the 1999 comparable year.

         Gross Profit

         Gross Profit for fiscal 2000 increased $1.1 million, or 1.4%, compared to fiscal 1999 due to favorable commodity pricing as well as continued efficiency improvements.

         Selling and Administrative Expenses

         Selling and administrative expenses increased $867,000, or 1.2%, compared to fiscal 1999 due in large part to increased fuel costs and a larger number of Company-owned and operated routes.

         Amortization of Goodwill and Intangible Assets

         Goodwill and intangible assets arose during the acquisition of the Company in May 1993. The Company has attributed the goodwill and intangible assets to its distribution system, an assembled staff, various trademarks and goodwill. These items are being amortized using the straight-line method over their estimated useful life. The amortization expense for both fiscal 2000 and 1999 was $1.7 million in each period.

         In connection with the October 1997 debt refinancing, the Company incurred $3.5 million in transaction costs which were capitalized and are being amortized over the seven year term of the new Senior Notes. The amortization expense of these costs was $500,000 for both years ended December 30, 2000 and January 1, 2000, respectively.

         Other Income (Expense)

         Other income (expense) increased $458,000 over the comparable 1999 year due to increased vend rent and increased commissions from affiliated suppliers.

         Restructuring and Nonrecurring Charges

         In 2000, the Company recorded $419,000 in nonrecurring charges for expenses related to an unsuccessful acquisition attempt.

         Adjusted EBITDA

         Reported EBITDA for fiscal 2000 was $15.4 million including nonrecurring charges of $419,000 discussed above which, if added back produces an Adjusted EBITDA (exclusive of nonrecurring charges) of $15.8 million, an increase of $1.4 million over the EBITDA of $14.4 million for fiscal 1999.

         Interest Expense

         Interest expense, net of interest income, increased slightly to $7.9 million for fiscal 2000 from $7.8 million for fiscal 1999. Average outstanding debt obligations for fiscal 2000 were slightly higher than 1999's average borrowings, while the average effective interest rate of 10.2% for fiscal 2000 decreased 0.1 percentage points from 1999's average effective interest rate of 10.3%.

         Provision for Federal and State Income Taxes

         For fiscal 2000 and 1999, the Company estimated that it would have no Federal tax obligation due to loss carryforwards from prior years, however, the Company did provide for certain state income and franchise tax obligations in both years. At the end of fiscal 2000, the Company had a net operating loss carryforward of approximately $51.6 million which begins to expire in fiscal 2008.

         Net Loss

         As a result of the above, the Company recorded a fiscal 2000 net loss of $2.6 million, compared to a net loss of $2.8 million for the comparable period in 1999.

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

                                TOM'S FOODS INC.
                   FISCAL YEAR ENDED JANUARY 1, 2000 COMPARED
                      TO FISCAL YEAR ENDED JANUARY 2, 1999
                                 (in thousands)

                                                                        FISCAL YEAR ENDED
                                                      --------------------------------------------------
                                                          JAN. 1, 2000                  JAN. 2, 1999
                                                      ---------------------        ---------------------
Net Sales                                             $ 203,559       100.0%       $ 202,380       100.0%
Cost of Goods Sold                                     (124,632)      (61.2)        (123,228)      (60.9)
                                                      ---------       -----        ---------       -----
  Gross Profit                                           78,927        38.8           79,152        39.1
Selling and administrative expenses                     (72,379)      (35.6)         (73,701)      (36.4)
Amortization of goodwill, intangible assets
  and refinancing costs                                  (2,178)       (1.1)          (2,177)       (1.1)
Other Income, net                                           828         0.4            1,902         0.9
Restructuring and nonrecurring charges                        0         0.0           (3,224)       (1.6)
                                                      ---------       -----        ---------       -----

  Income from Operations                                  5,198         2.5            1,952         0.9
Interest Expense, net                                    (7,817)       (3.8)          (8,129)       (4.0)
                                                      ---------       -----        ---------       -----
  Loss before income taxes and cumulative
  effect of accounting change                            (2,619)       (1.3)          (6,177)       (3.1)
Provision for income taxes                                  134         0.1               50         0.0
                                                      ---------       -----        ---------       -----
  Net loss before cumulative effect
  of accounting change                                $  (2,753)       (1.4)       $  (6,227)       (3.1)
Cumulative effect of accounting change                        0         0.0            1,050         0.5
                                                      ---------       -----        ---------       -----

  Net  loss                                           $  (2,753)       (1.4)%      $  (5,177)       (2.6)%
                                                      =========       =====        =========       =====

Adjusted EBITDA                                       $  14,455         7.1%       $  14,444         7.1%
Depreciation and amortization                         $   9,257         4.5        $   9,268         4.6

         Net Sales

         Net sales for fiscal 1999 were $203.6 million, an increase of $1.2 million, or 0.6%, compared to $202.4 reported for the 1998 comparable period.

         Gross Profit

         Gross Profit for fiscal 1999 was down slightly by $0.2 million, or 0.3%, compared to fiscal 1998 due to a shift in sales mix and favorable raw material costs.

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

RESULTS OF OPERATIONS

         Liquidity and Capital Resources

         On October 14, 1997, the Company issued (the "Offering") $60 million of its 10.5% Senior Secured Notes (the "Notes") due November 1, 2004. The Notes are secured by a first lien on and security interest in substantially all of the assets and properties owned by the Company, except those that are security for other debt obligations. The indenture governing the Notes has certain covenants including, without limitation, covenants limiting the incurrence of additional indebtedness, assets sales, investments, restricted payments and liens. Except in certain circumstances, the Company may not redeem the Notes prior to November 1, 2001, and following that date, the Company may redeem the Notes in whole or in part at redemption prices, as defined. In connection with the Offering, the Company incurred $3.5 million in fees and expenses which were capitalized and are being amortized over the seven year term of the Notes. As of December 30, 2000, the accumulated amortization of these costs equaled approximately $1,615,000.

         On January 31, 2000, the Company entered into a new revolving credit facility which matures on January 31, 2004 providing for a $17,000,000 revolving loan facility and letter-of-credit accommodations. Under the new loan agreement, the revolving loan is based on 85% of all eligible accounts, plus 55% of the value of eligible inventory, plus 10% of packaging materials, all as defined. The interest rate for the new revolving facility is the prime rate of interest or, at the Company's option, LIBOR plus 2.25%. The new revolving credit agreement requires the Company to maintain certain financial ratios relating to working capital and minimum borrowing availability, as defined. The Company's revolving loan facility is secured by a first lien on and security interest in the inventory and receivables of the Company and certain related Collateral.

         As of December 30, 2000, the Company had $9 million outstanding under certain industrial development revenue bonds related to its plants located in Florida and Tennessee. The industrial development revenue bonds are secured by certain real property and equipment of the Company and are due in various amounts beginning in 2000 through 2009 at fixed interest rates ranging from 6 1/2% to 6 3/4% per annum. The bonds began to mature in 2000 with the first principal payment of $1.0 million paid September 1, 2000.

         As of December 30, 2000, the Company also had $926,000 outstanding under several long term notes due to former distributors who sold their businesses to the Company. These notes are due in various amounts, typically paid monthly, with $226,000 due in fiscal 2001.

         The Company's cash flow requirements are for working capital, capital expenditures and debt service. The Company has met its liquidity needs to date through internally generated funds and a revolving line of credit. As of December 30, 2000, the Company had no outstanding loans and $2.8 million outstanding in letters of credit under the revolving line and had $9.9 million in borrowing availability thereunder.

         The Company's working capital decreased to $12.3 million as of December 30, 2000 from $12.6 million in the same period in 1999. The Company's working capital decreased to $12.6 million at January 1, 2000 from $13.1 million at January 2, 1999.

         Net cash provided by operating activities was $8.7 million for fiscal 2000 as compared to $9.7 million for fiscal 1999.

         Capital expenditures were $7.0 million, $7.5 million and $6.3 million in fiscal 2000, 1999, and 1998, respectively. For fiscal 2000, 1999, and 1998, respectively, the Company spent $3.2 million, $4.2 million, and $3.1 million on its manufacturing facilities, and $3.1 million, $3.2 million, and $3.2 million on distributor acquisitions and distribution equipment. The Company also utilizes operating leases for capital equipment, primarily for over the road trucks and trailers, route delivery trucks used on Company owned routes and passenger vehicles. All operating leases are treated as operating expenses and the related cash flow impact is reflected in cash flows from operating activities.

         Net cash (used in) provided by financing activities was ($1.3 million), ($144,000), $364,000 and ($1.9 million) for fiscal 2000, 1999, 1998, and 1997, respectively. In fiscal 1997, the Company sold $60.0 million of Senior Secured Notes to fund repayment of certain long term debt obligations. As noted above, the Company had a principal payment of $1.0 million on the industrial development revenue bonds paid September 1, 2000.

         The Company is in compliance with its debt covenants. The Company believes that internally generated funds and amounts which will be available to it under the revolving line of credit are and will continue to be sufficient to satisfy its operating cash requirements, planned capital expenditures, and long term debt obligations as they come due.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Raw materials used by the Company are subject to price volatility caused by weather, government farm programs, global supply and demand, and other unpredictable factors. To manage potential volatility in raw material prices, the Company from time to time enters into commodity future and option contracts, which are less than one year in duration. The Company's Board-approved policy is to use such commodity derivative financial instruments only to the extent necessary to manage these raw material price exposures. The Company does not use these financial instruments for speculative purposes. These commodity instruments are marketable exchange traded contracts designated as hedges, and the changes in the market value of such contracts have a high correlation to the price changes of the hedged commodity. As of December 30, 2000, the Company had no futures contracts in wheat, soybean oil or corn.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The financial statements as of December 30, 2000 and January 1, 2000 together with the auditor's report are in Exhibit 14(a).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The directors and executive officers of the Company are as follows:

NAME                                     AGE         POSITION(S)
----                                     ---         -----------
Michael E. Heisley, Sr.                   64         Director
Rolland G. Divin                          54         President, Chief Executive Officer and Director
Stanley H. Meadows (a)                    56         Assistant Secretary and Director [verify birthday 3/26/45]
Emily Heisley Stoeckel                    37         Director
Andrew G. C. Sage II (a)                  75         Director
Timothy J. Healy (a)                      53         Director
S. Albert Gaston                          41         Senior Vice President and Chief Financial Officer
Gerald R. Barker                          54         Senior Vice President -- Marketing
Wyatt F. Hearp                            54         Senior Vice President -- Manufacturing
Paul C. Serff                             62         Senior Vice President -- Human Resources

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

ITEM 11. EXECUTIVE COMPENSATION

         The following table sets forth information with respect to all compensation paid or earned for services rendered to the Company in 2000 by the Company's chief executive officer and the Company's next four most highly compensated executive officers (each, a "Named Officer"):

                           SUMMARY COMPENSATION TABLE

                                                                             ANNUAL
NAME                           PRINCIPAL POSITION SALARY                  COMPENSATION         BONUS *
----                           -------------------------                  ------------        --------
Rolland G. Divin               President, Chief Executive Officer
                                 and Director                               $390,000          $223,461

S. Albert Gaston               Senior Vice President and Chief
                                 Financial Officer                           190,083            64,137

Wyatt F. Hearp                 Senior Vice President --
                                 Manufacturing/Distribution                  171,084            60,084

Gerald R. Barker               Senior Vice President -- Marketing            162,975            60,225

Paul C. Serff                  Senior Vice President --
                                 Human Resources                             138,648            62,935

* These payments are estimated for the 2000 Management Incentive Compensation Plan to be paid prior to 3/31/01.

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

         Salaried Plan. For those employees participating in the Salaried Plan, the Company estimates that the following annual benefits would be payable to a participant retiring at 65 in 2000 at the following compensation and year-of-service classifications:

              TOM'S FOODS INC. PENSION PLAN FOR SALARIED EMPLOYEES
                        Annual Pension Payable at Age 65

                                        YEARS OF SERVICES
                                        -----------------
COMPENSATION (A)        5           10          15           20           25         30 OR MORE
----------------      ------      ------      ------       ------       ------       ----------
$100,000               6,623      13,245      19,868       26,490       33,113         39,735
$125,000               8,498      16,995      25,493       33,990       42,488         50,985
$150,000              10,373      20,745      31,118       41,490       51,863         62,235
$200,000              11,873      23,745      35,618       47,490       59,363         71,235
$300,000              11,873      23,745      35,618       47,490       59,363         71,235
$500,000              11,873      23,745      35,618       47,490       59,363         71,235

(a) Compensation is assumed to be constant. Table is based on covered compensation of $35,100 for a participant turning 65 in 2000. The IRC
         Section 401(a)(17) limit on compensation is assumed constant at the 2000 level of $170,000.

         The compensation used to determine a person's benefits under the Salaried Plan and the non-qualified Plan includes such person's salary and annual bonus, whether or not deferred. The current compensation for each of the Named Officers is identical to the amounts listed in the Summary Compensation Table. The estimated credited years of service at the end of fiscal 2000 for each of the Named Officers are 6.0 years for Mr. Divin, 5.7 years for Mr. Gaston, 5.3 years for Mr. Barker, 13.4 years for Mr. Serff and 27.6 years for Mr. Hearp.

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

INCENTIVE COMPENSATION PLANS

         Management Incentive Compensation Plan. The Company's Management Incentive Compensation Plan (the "Management Incentive Plan") is administered by the Compensation Committee of the Board of Directors and applies to those key employees designated by the President and Chief Executive Officer. The terms and conditions upon which awards become payable are determined by the Compensation Committee and subject to approval by the Board of Directors. Target incentive amounts are expressed as a percentage of the key employees' salary and actual incentive amounts are provided based on the Company's achievement of certain criteria, including manufacturing profit and sales performance objectives. Each of the Named Officers, as well as other key employees, participated in the Management Incentive Plan in fiscal 2000.

         Executive Incentive Plan. In addition, the Company's Executive Incentive Plan (the "Executive Incentive Plan") applies to Mr. Divin, Mr. Gaston and Mr. Barker (collectively, the "Participants"). Each of the Participants has an option to acquire his allocated share of 20.0% of the Preferred Stock (including any liquidation preferences accruing thereon) issued to TFH Corp. ("TFH"), the Company's parent, in satisfaction of the TFH Debt. The options, which are allocated 60.0% to Mr. Divin, 20.0% to Mr. Gaston and 20.0% to Mr. Barker, will expire if not exercised by December 31, 2002. The options to acquire Preferred Stock will vest, for those Participants then employed by the Company, upon: (i) a sale of the Company or substantially all its assets; (ii) an exchange of the outstanding Preferred Stock for Common Stock of the Company;
(iii) a Public Equity Offering; or (iv) a redemption of or sale to a third party of the Preferred Stock (collectively, the "Exercise Events"). In addition, the options to acquire Class A Preferred Stock may be exercised at any time prior to December 31, 2002 if the Class A Preferred Stock becomes exchangeable for Exchange Notes. The options to acquire Preferred Stock shall apply to any partial exchanges under clause (ii) above, to partial redemptions or sales under clause (iv) above and partial exchangeability of the Class A Preferred Stock, to the extent of 20.0% of the amount exchanged, redeemed, sold or exchangeable. The aggregate exercise price for the options will be $1,000. The options are fully vested. The grant of the options described herein will result in a charge to compensation expense upon an Exercise Event equal to the fair market value of such options less the amount paid by Mr. Divin, Mr. Gaston and Mr. Barker.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Beginning with fiscal 1994, the Company has entered into consulting arrangements with Michael E. Heisley, Sr. and Thomas C. Mattick, Directors of the Company, for provision of consulting services to the Company. In respect of such consulting services, aggregate payments of $200,000 were made during 2000. Mr. Mattick retired as a Director during 2000.

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

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

14 (A) DOCUMENT LIST

1.       Financial Statements

         Description                                                          Page
         -----------                                                          ----
         Report of Independent Public Accountants                              20

         Balance Sheets as of January 1, 2000 and December 30, 2000            21

         Statements of Operations for the years ended January 2,
         1999, January 1, 2000 and December 30, 2000                           23

         Statements of Changes in Shareholders' Equity for the years
         ended January 2, 1999, January 1, 2000 and December 30, 2000          24

         Statements of Cash Flows for the years ended January 2,
         1999, January 1, 2000 and December 30, 2000                           25

         Notes to Financial Statements                                         26

2.       Financial Statement Schedules

         Description                                                          Page
         -----------                                                          ----
         Report of Independent Public Accountants on Financial
         Statement Schedule                                                    37

         Valuation and Qualifying Accounts                                     38

         All other schedules are omitted because they are not required, are inapplicable or the information is otherwise shown in the financial statements or notes thereto.

3.       Exhibits Required by Item 601 of Regulation S-K

         Exhibit Description
         --------------------
3.1      The Second Restated Certificate of Incorporation of the Company, as
         amended, and the Certificate of Designations of the Series A and Series
         B Preferred Stock of the Company, filed as Exhibit 3.1 to the
         Registration Statement on Form S-4, Registration No. 333- 38853 (the
         "Registration Statement"), are incorporated herein by reference.

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

10.2 The Industrial Revenue Bond Documents for Knox County, Tennessee, filed as Exhibit 10.5 to the Registration Statement, are incorporated herein by reference.

10.3 The Industrial Revenue Bond Documents for Taylor County, Florida, filed as Exhibit 10.6 to the Registration Statement, are incorporated herein by reference.

10.4 The form of the Company's Distributor Agreement, filed as Exhibit 10.8 to the Registration Statement, is incorporated herein by reference.

10.5 The Subordination Agreement, dated as of October 14, 1997, by and between IBJ Schroder Bank & Trust Company and TFH Corp., filed as
         Exhibit 10.9 to the Registration Statement, is incorporated herein by reference.

10.6 The Employment Agreement, dated as of January 6, 1995, by and between the Company and Rolland G. Divin, filed as Exhibit 10.12 to the Registration Statement, is incorporated herein by reference.

10.7     The Employment Agreement, dated as of May 16, 1991 and as amended July
         9, 1992, by and between the Company and Paul C. Serff, filed as Exhibit
         10.13 to the Registration Statement, is incorporated herein by reference.

10.8 The Employment Agreement, dated as of October 14, 1997, by and between the Company and Gerald Barker, filed as Exhibit 10.14 to the Registration Statement, is incorporated herein by reference.

10.9 The Employment Agreement, dated as of October 14, 1997, by and between the Company and S. Albert Gaston, filed as Exhibit 10.15 to the Registration Statement, is incorporated herein by reference.

10.10 The Registration Rights Agreement, dated as of October 14, 1997, by and between the Company and TFH Corp., filed as Exhibit 10.16 to the Registration Statement, is incorporated herein by reference.

10.11    The Company's "Executive Incentive Plan", filed as Exhibit 10.17 to the
         Registration Statement, is incorporated herein by reference.

10.12 Extensions and amendments of the Letters of Credit of the shareholders of TFH Corp., each dated as of December 22, 1999 or December 23, 1999, filed as Exhibit 10.19 to the 1999 Form 10-K and are incorporated herein by reference.

10.13 Loan and Security Agreement, dated as of January 31, 2000, by and among the Company, the financial institutions that are from time to time party thereto, and Fleet Capital Corporation, as Agent thereunder, filed as Exhibit 10.1 to the 1st Quarter 2000 Form 10-Q and is incorporated herein by reference.

10.14    Intercreditor Agreement, dated as of January 31, 2000, between Fleet
         Capital Corporation, as Agent, and The Bank of New York, as successor to IBJ Whitehall & Trust Company (former known as IBJ Schroder Bank &
         Trust Company), filed as Exhibit 10.2 to the 1st Quarter 2000 Form 10-Q and is incorporated herein by reference.

12 Statement Regarding Computation of Ratio of Earnings to Fixed Charges is filed herewith as Exhibit 12.

14 (B) REPORTS

         No Current Report on Form 8-K was required to be filed by the Company during the last quarter of the period covered by this report.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Tom's Foods Inc.:

We have audited the accompanying balance sheets of TOM'S FOODS INC. (a Delaware corporation) as of December 30, 2000 and January 1, 2000 and the related statements of operations, changes in shareholders' equity, and cash flows for each of the three years in the period ended December 30, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Tom's Foods Inc. as of December 30, 2000 and January 1, 2000 and the results of its operations and its cash flows for each of the three years in the period ended December 30, 2000 in conformity with accounting principles generally accepted in the United States.

Atlanta, Georgia
February 9, 2001

                                TOM'S FOODS INC.

                                 BALANCE SHEETS

                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                     ASSETS

                                                                           DECEMBER 30,     January 1,
                                                                               2000            2000
                                                                           ------------     ----------

CURRENT ASSETS:
    Cash and short-term investments                                         $    5,612      $    5,391
    Accounts and notes receivable, net                                          13,548          14,285
    Inventories:
       Raw materials                                                             2,367           2,564
       Packaging materials                                                       1,977           2,135
       Finished goods and work in progress                                       5,592           5,103
    Spare parts inventories                                                      2,377           2,574
    Other current assets                                                         1,387           1,491
                                                                            ----------      ----------
              Total current assets                                              32,860          33,543
                                                                            ----------      ----------
PROPERTY, PLANT, AND EQUIPMENT:
    Land and land improvements                                                   5,784           5,744
    Buildings                                                                   17,505          16,887
    Machinery, equipment, and vehicles                                          50,392          49,496
    Vending and other distribution equipment                                    10,672           9,961
    Furniture and fixtures                                                      13,318          10,280
    Construction in progress                                                     4,953           4,761
                                                                            ----------      ----------
              Total property, plant, and equipment                             102,624          97,129
    Accumulated depreciation                                                   (53,017)        (46,363)
                                                                            ----------      ----------
              Net property, plant, and equipment                                49,607          50,766
                                                                            ----------      ----------

NONCURRENT ACCOUNTS AND NOTES RECEIVABLE, NET                                      391             493

OTHER ASSETS                                                                     1,934           1,837

DEFERRED DEBT ISSUE COSTS, NET OF ACCUMULATED AMORTIZATION
    OF $1,615 AND $1,115 AT DECEMBER 30, 2000 AND JANUARY 1, 2000,
    RESPECTIVELY                                                                 1,885           2,385

GOODWILL AND INTANGIBLE ASSETS, NET OF ACCUMULATED
    AMORTIZATION OF $12,830 AND $11,116 AT DECEMBER 30, 2000 AND
    JANUARY 1, 2000, RESPECTIVELY                                               44,147          45,056
                                                                            ----------      ----------
              Total assets                                                  $  130,824      $  134,080
                                                                            ==========      ==========

                      LIABILITIES AND SHAREHOLDERS' EQUITY


                                                                           DECEMBER 30,     January 1,
                                                                               2000            2000
                                                                           ------------     ----------

CURRENT LIABILITIES:
    Accounts payable                                                        $    9,862      $   10,984
    Accrued liabilities                                                          9,424           8,799
    Current portion of long-term debt                                            1,226           1,130
                                                                            ----------      ----------
              Total current liabilities                                         20,512          20,913
                                                                            ----------      ----------
LONG-TERM DEBT:
    Senior secured notes                                                        60,000          60,000
    Industrial development revenue bonds                                         8,000           9,000
    Other debt obligations                                                         700             467
                                                                            ----------      ----------
              Total long-term debt                                              68,700          69,467
                                                                            ----------      ----------

OTHER LONG-TERM OBLIGATIONS                                                         37              37

ACCRUED PENSION COST                                                             7,214           7,671

ACCRUED POSTRETIREMENT BENEFITS OTHER THAN PENSIONS                              1,779           1,779

EXCHANGEABLE PREFERRED STOCK, $.01 PAR VALUE;
    CLASS A, 7,000 SHARES AUTHORIZED, 7,000 SHARES ISSUED
    AND OUTSTANDING AT DECEMBER 30, 2000 AND JANUARY 1,
    2000                                                                         9,761           8,811

COMMITMENTS AND CONTINGENT LIABILITIES (NOTE 9)

SHAREHOLDERS' EQUITY:
    Common stock, $.01 par value; 10,000 shares authorized,
       5,000 shares issued and outstanding at December 30,
       2000 and January 1, 2000                                                      0               0
    Preferred stock, $.01 par value; Class B, 21,737 shares
       authorized, 21,737 shares issued and outstanding at
       December 30, 2000 and January 1, 2000                                    29,417          26,810
    Additional paid-in capital                                                  43,725          43,725
    Accumulated deficit                                                        (50,321)        (45,133)
                                                                            ----------      ----------
              Total shareholders' equity                                        22,821          25,402
                                                                            ----------      ----------

              Total liabilities and shareholders' equity                    $  130,824      $  134,080
                                                                            ==========      ==========

      The accompanying notes are an integral part of these balance sheets.

                                TOM'S FOODS INC.

                            STATEMENTS OF OPERATIONS

                                 (IN THOUSANDS)


                                                            DECEMBER 30,     January 1,      January 2,
                                                                2000            2000            1999
                                                            ------------     ----------      ----------

NET SALES                                                    $  201,120      $  203,559      $  202,380

COST OF GOODS SOLD                                             (121,086)       (124,632)       (123,228)
                                                             ----------      ----------      ----------
              Gross profit                                       80,034          78,927          79,152
                                                             ----------      ----------      ----------
EXPENSES AND OTHER INCOME:
    Selling and administrative expenses                         (73,246)        (72,379)        (73,701)
    Amortization of goodwill, deferred debt issue
       costs, and intangible assets                              (2,214)         (2,178)         (2,177)
    Other operating income, net                                   1,286             828           1,902
    Restructuring and nonrecurring charges                         (419)              0          (3,224)
                                                             ----------      ----------      ----------
                                                                (74,593)        (73,729)        (77,200)
                                                             ----------      ----------      ----------
INCOME FROM OPERATIONS                                            5,441           5,198           1,952

INTEREST EXPENSE, NET OF INTEREST INCOME OF
    $151, $83, AND $110 FOR 2000, 1999, AND 1998,
    RESPECTIVELY                                                 (7,881)         (7,817)         (8,129)
                                                             ----------      ----------      ----------

LOSS BEFORE INCOME TAXES AND
    CUMULATIVE EFFECT OF ACCOUNTING
    CHANGE                                                       (2,440)         (2,619)         (6,177)

PROVISION FOR INCOME TAXES                                          141             134              50
                                                             ----------      ----------      ----------

NET LOSS BEFORE CUMULATIVE EFFECT OF
    ACCOUNTING CHANGE                                            (2,581)         (2,753)         (6,227)

CUMULATIVE EFFECT OF ACCOUNTING CHANGE                                0               0           1,050
                                                             ----------      ----------      ----------
NET LOSS                                                     $   (2,581)     $   (2,753)     $   (5,177)
                                                             ==========      ==========      ==========

        The accompanying notes are an integral part of these statements.

                                TOM'S FOODS INC.

                  STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                            CLASS B
                                                 COMMON STOCK           PREFERRED STOCK       ADDITIONAL
                                              ------------------     ---------------------      PAID-IN     ACCUMULATED
                                              SHARES      AMOUNT      SHARES       AMOUNT       CAPITAL      DEFICIT
                                              -------     ------     --------      -------    ----------    -----------

BALANCE AT JANUARY 3, 1998                      5,000      $  0        21,737      $22,226      $43,225      $(32,619)

    Contribution from TFH Corporation               0         0             0            0          500             0
    Dividends accrued                               0         0             0        2,090            0        (2,090)
    Net loss                                        0         0             0            0            0        (5,177)
                                              -------      ----      --------      -------      -------      --------
BALANCE AT JANUARY 2, 1999                      5,000         0        21,737       24,316       43,725       (39,886)

    Dividends accrued                               0         0             0        2,494            0        (2,494)
    Net loss                                        0         0             0            0            0        (2,753)
                                              -------      ----      --------      -------      -------      --------
BALANCE AT JANUARY 1, 2000                      5,000         0        21,737       26,810       43,725       (45,133)

    Dividends accrued                               0         0             0        2,607            0        (2,607)
    Net loss                                        0         0             0            0            0        (2,581)
                                              -------      ----      --------      -------      -------      --------
BALANCE AT DECEMBER 30, 2000                    5,000      $  0        21,737      $29,417      $43,725      $(50,321)
                                              =======      ====      ========      =======      =======      ========

        The accompanying notes are an integral part of these statements.

                                TOM'S FOODS INC.

                            STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                                                          DECEMBER 30,   January 1,    January 2,
                                                                              2000          2000          1999
                                                                          ------------   ----------    ----------

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                                $ (2,581)     $ (2,753)     $ (5,177)
                                                                            --------      --------      --------
 Adjustments to reconcile net loss to net cash provided by
       operating activities:
           Depreciation and amortization                                       9,948         9,257         9,268
           Restructuring and nonrecurring charges                                419             0         2,881
           Cumulative effect of accounting change                                  0             0        (1,050)
           Provision for income taxes                                            141           134            50
           Dividends accrued                                                     950           900           744
           Loss (gain) on disposal of property, plant, and equipment              45           (70)         (265)
           Changes in operating assets and liabilities:
              Accounts and notes receivable, net                                 646         1,998          (277)
              Inventories                                                        (13)        1,154        (1,409)
              Other assets                                                       204        (1,349)          301
              Accounts payable                                                (1,122)         (489)          403
              Accrued liabilities                                                484           388        (3,586)
              Accrued pension                                                   (457)          556           528
              Accrued postretirement benefits other than pensions                  0           (18)         (258)
                                                                            --------      --------      --------
                 Total adjustments                                            11,245        12,461         7,330
                                                                            --------      --------      --------
                 Net cash provided by operating activities                     8,664         9,708         2,153
                                                                            --------      --------      --------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Additions to property, plant, and equipment                               (7,031)       (7,523)       (6,323)
    Proceeds from disposal of property, plant, and equipment                     303           263           256
    Unsuccessful acquisition efforts and related costs                          (419)            0          (850)
                                                                            --------      --------      --------
              Net cash used in investing activities                           (7,147)       (7,260)       (6,917)
                                                                            --------      --------      --------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Repayments of other long-term debt                                          (193)         (144)         (136)
    Repayment of industrial revenue bond debt                                 (1,000)            0             0
    Deferred debt issue costs                                                   (103)            0             0
    Capital contribution from TFH Corporation                                      0             0           500
                                                                            --------      --------      --------
              Net cash (used in) provided by financing activities             (1,296)         (144)          364
                                                                            --------      --------      --------

INCREASE (DECREASE) IN CASH AND SHORT-TERM INVESTMENTS                           221         2,304        (4,400)

CASH AND SHORT-TERM INVESTMENTS, BEGINNING OF YEAR                             5,391         3,087         7,487
                                                                            --------      --------      --------
CASH AND SHORT-TERM INVESTMENTS, END OF YEAR                                $  5,612      $  5,391      $  3,087
                                                                            ========      ========      ========

SUPPLEMENTAL DISCLOSURES:
    Interest paid during the year                                           $  7,320      $  7,460      $  7,874
                                                                            ========      ========      ========

    Income taxes paid during the year                                       $    194      $     91      $     37
                                                                            ========      ========      ========

        The accompanying notes are an integral part of these statements.

                                TOM'S FOODS INC.

                          NOTES TO FINANCIAL STATEMENTS

             DECEMBER 30, 2000, JANUARY 1, 2000, AND JANUARY 2, 1999

1.       ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

         ORGANIZATION

         TFH Corporation ("TFH") was formed on August 30, 1996. TFH was capitalized by various parties having common control of Tom's Foods Capital Corporation, the prior parent. TFH used the capital proceeds to purchase outstanding senior and subordinated debt obligations of the Company of $59,828,000, inclusive of accrued interest. In return for subordinating its purchased debt claims and a deferral of interest and principal payments, TFH received 80% of the stock of the Company, making TFH the Company's new parent. Therefore, no change in the basis of assets and liabilities was required.

         In 1997, the Company completed a refinancing of the Company's debt obligations, including the debt due to TFH (the "Offering") (Note 4).

         FISCAL YEAR

         The Company's fiscal year is the 52- or 53-week period ending the Saturday nearest to December 31. The years ended December 30, 2000, January 1, 2000, and January 2, 1999 contained 52 weeks.

         REVENUE RECOGNITION

         Revenues are recognized when goods are received by the customer.

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

         HEDGING TRANSACTIONS

         The Company has limited involvement with derivative financial instruments and does not use them for speculative purposes. The Company enters into various futures contracts and futures options to reduce the impact of volatility in raw material prices. These transactions meet the current requirements for hedge accounting including designation to specific inventory amounts and high correlation. Amounts payable or receivable under these transactions are recognized as deferred gains or losses and are included in other assets or other liabilities. The deferred amounts are charged or credited to cost of sales as the related raw materials are charged to operations. If the Company were to ever have a derivative transaction that did not meet the requirement for hedges, it would recognize the unrealized gains and losses as they occur. At December 30, 2000 and January 1, 2000, the net gains and losses deferred or expensed are included in operating income, and there are no material commitments outstanding relating to derivative financial instruments.

         In 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 is effective for the Company's fiscal year beginning December 31, 2000 and will require the Company to recognize all derivative instruments as assets or liabilities and to measure those instruments at fair value. The Company has not determined the effect on its financial statements for the adoption of this standard.

         GOODWILL AND INTANGIBLE ASSETS

         Goodwill and intangible assets primarily arose during the acquisition of the Company on May 13, 1993. These items are being amortized using the straight-line method over the estimated useful lives as follows:

                          Assembled staff                20 years

                          Trademarks                     40 years

                          Distribution system            35 years

                          Goodwill                       40 years

         The Company periodically reviews the value assigned to goodwill and intangible assets to determine whether events and circumstances have occurred which indicate that the remaining estimated useful life of goodwill and intangible assets may warrant revision or that the remaining balance of goodwill and intangible assets may not be recoverable. The Company uses an estimate of undiscounted operating cash flows over the remaining life of the goodwill and intangible assets in measuring whether the assets are recoverable.

         FAIR VALUE OF FINANCIAL INSTRUMENTS

         The Company's financial instruments consist primarily of cash and short-term investments, trade receivables, notes receivable, accounts payable, purchase commitments, senior secured notes, industrial development revenue bonds, and other long-term obligations. In management's opinion, the carrying amounts of these financial instruments approximate their fair values at December 30, 2000 and January 1, 2000.

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

         USE OF ESTIMATES

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         TRANSACTIONS WITH RELATED PARTIES

         The Company has entered into consulting agreements with two of its directors for providing consulting services to the Company. In return for such consulting services, the Company paid aggregate fees of $200,000 for each of the years ended December 30, 2000, January 1, 2000, and January 2, 1999.

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

2.       RESTRUCTURING AND NONRECURRING CHARGES

         Following are the components of amounts classified as restructuring and nonrecurring charges in the accompanying statements of operations for the years ended December 30, 2000, January 1, 2000, and January 2, 1999 (in thousands):

                                                               DECEMBER 30,   January 1,  January 2,
                                                                   2000          2000        1999
                                                               ------------   ----------  ----------

Write-down of assets to realizable values and change in
    estimates                                                     $    0        $    0      $1,191
Unsuccessful acquisition efforts and related costs                   419             0         850
Restructuring of portions of the sales and distribution
    functions                                                          0             0         683
Payment of nonrecurring management bonuses related to the
    Offering                                                           0             0         500
                                                                  ------        ------      ------
                                                                  $  419        $    0      $3,224
                                                                  ======        ======      ======

         At December 30, 2000, January 1, 2000, and January 2, 1999, all amounts related to these charges had been paid.

3.       ACCOUNTS AND NOTES RECEIVABLE

         Accounts and notes receivable as of December 30, 2000 and January 1, 2000 consist of the following (in thousands):


                                                                DECEMBER 30,     January 1,
                                                                    2000            2000
                                                                ------------     ----------

         Notes receivable from distributors                      $    1,543      $    1,897
         Trade accounts receivable                                   14,097          14,701
         Less allowance for doubtful accounts                        (1,701)         (1,820)
                                                                 ----------      ----------
                                                                     13,939          14,778
         Less current portion                                       (13,548)        (14,285)
                                                                 ----------      ----------
         Noncurrent accounts and notes receivable, net           $      391      $      493
                                                                 ==========      ==========

         Notes receivable from distributors are due in varying amounts over periods of up to ten years and bear interest at stated rates from 0% to 13.25%. The notes are secured by certain distributor assets and guarantees.

4.       DEBT

         Long-term debt as of December 30, 2000 and January 1, 2000 consists of the following (in thousands):


                                                                           DECEMBER 30,     January 1,
                                                                               2000            2000
                                                                           ------------     ----------

10.5% senior secured notes due in 2004                                      $   60,000      $   60,000
                                                                            ----------      ----------

6.75% Taylor County, Florida, industrial development revenue bonds;
payable in five annual installments beginning September 1, 2000, secured by property with a net book value of $3,491 and $3,774 in
fiscal 2000 and 1999, respectively                                               4,800           5,800

6.5% Industrial Development Board of the County of Knox,
Tennessee, industrial development revenue bonds; payable in five equal annual installments beginning October 1, 2005, secured by property with a net book value of $2,812 and $2,556 in fiscal 2000
and 1999, respectively                                                           4,200           4,200
                                                                            ----------      ----------
              Industrial development revenue bonds                               9,000          10,000
                                                                            ----------      ----------

Other debt obligations                                                             926             597
                                                                            ----------      ----------
                                                                                69,926          70,597
Less current portion                                                            (1,226)         (1,130)
                                                                            ----------      ----------
              Total long-term debt                                          $   68,700      $   69,467
                                                                            ==========      ==========

         On October 14, 1997, the Company sold $60,000,000 of 10.5% Senior Secured Notes (the "Notes") due November 1, 2004. The Notes are secured by a first lien on and security interest in substantially all of the assets and properties owned by the Company, except those that are security for other debt obligations. The indenture relating to the Offering has certain covenants, as defined. The Company may not redeem the Notes prior to November 1, 2001, and following that date, the Company may redeem the Notes in whole or in part at redemption prices, as defined. In connection with the Offering, the Company incurred $3,500,000 in fees and expenses which were capitalized and are being amortized over the seven year term of the Notes. Amortization expense of these costs was $500,000 for each of the years ended December 30, 2000 and January 1, 2000. In addition, the Company paid a bonus of $500,000 to management in connection with the Offering in both 1998 and 1997, which is included in nonrecurring charges in the accompanying statements of operations.

         The proceeds of the Offering were used to pay certain of the Company's debt obligations, including amounts owed to TFH. After the Offering, the remaining portions of the TFH obligations, including accrued interest thereon, were converted to $7,000,000 of Class A preferred stock and $21,755,000 of Class B preferred stock (Note 5).

         Prior to the Offering, a senior credit agreement provided for a revolving loan, letter-of-credit accommodations, a term loan, and additional equipment loans. As part of the Offering, the senior credit agreement was amended to include only letter-of-credit accommodations and a revolving loan facility.

         Effective January 31, 2000, the Company replaced the senior credit agreement with a new loan from a financial institution maturing January 31, 2004 and providing for a $17,000,000 revolving loan facility and letter-of-credit accommodations. Under the new loan agreement, the revolving loan facility is based on 85% of all eligible accounts, plus 55% of the value of eligible inventory, plus 10% of the value of eligible packaging materials, all as defined. Interest is payable monthly at either the institution's prime rate of interest or, at the Company's option, the London InterBank Offered Rate plus 2.25%. For the years ended December 30, 2000 and January 1, 2000, the weighted average effective interest rates under the revolving loan facility were 10.2% and 10.3%, respectively. Standby letters of credit relating to insurance coverages and inventory purchases were outstanding under the revolving loan facility as of December 30, 2000 and January 1, 2000 in the amounts of $2,821,000 and $2,127,000, respectively. The new senior credit agreement requires the Company to maintain certain financial ratios relating to working capital and minimum borrowing availability, as defined. At December 30, 2000 and January 1, 2000, there were no outstanding balances other than the letters-of-credit under the revolving loan facility and the Company was in compliance with all of the agreement's financial ratios and restrictive covenants.

         The scheduled maturities of all Company debt obligations are $1,226,000 in 2001, $1,242,000 in 2002, $1,155,000 in 2003, $61,956,000 in 2004,
         $950,000 in 2005, and $3,397,000 in the years thereafter.

5.       SHAREHOLDERS' EQUITY

         On October 14, 1997, in connection with the Offering, the Company issued 7,000 shares of Class A preferred stock and 21,737 shares of Class B preferred stock. The Class A preferred stock has an aggregate liquidation preference of $7,000,000 and was issued in exchange for $7,000,000 of the outstanding term loan from TFH, as discussed in Note
         4. Upon a change in control, holders of up to $10,000,000 of Class A preferred stock will be entitled to require the Company to purchase these shares at 100% of the liquidation preference at the date of purchase. On or after January 1, 1999, up to an aggregate of $10,000,000 of Class A preferred stock may be exchangeable at the Company's option for an equal amount of senior debt if the Company meets certain financial targets, as defined. No preferred stock was exchanged under this provision during the years ended December 30, 2000 and January 1, 2000. As the Class A preferred stock is exchangeable at the option of the holder upon certain events, it is therefore classified outside of shareholders' equity in the accompanying balance sheets. As such, dividends are accrued to interest expense. The Class B preferred stock has an aggregate liquidation preference of $21,755,000 and was issued in exchange for the remaining outstanding term loan from TFH, as discussed in Note 4. The Class A and Class B preferred stock are nonvoting, except in certain circumstances. The Class A preferred stock ranks senior to the Class B preferred stock. Dividends on the Class A preferred stock and the Class B preferred stock accrue at a rate of 10.5% and 9.5%, respectively. Unpaid dividends increase the liquidation preference of the respective shares. Dividends of $950,000, $900,000, and $744,000 were accrued to the Class A preferred stock for fiscal 2000, 1999, and 1998, respectively, and are included in interest expense in the accompanying statements of operations. Dividends of $2,607,000, $2,494,000, and $2,090,000 for fiscal 2000, 1999, and 1998, respectively, were accrued to the Class B preferred stock and are included in the accumulated deficit.

6.       INCOME TAXES

         The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes," and files a consolidated federal income tax return with TFH.

         The components of the deferred tax assets and liabilities as of December 30, 2000 and January 1, 2000 as follows (in thousands):

                                                                                   DECEMBER 30,     January 1,
                                                                                       2000            2000
                                                                                   ------------     ----------

                  Deferred tax liabilities:
                      Property, plant, and equipment                                $    2,090      $    3,265
                      Other                                                              2,123           1,188
                                                                                    ----------      ----------
                                Total deferred tax liabilities                           4,213           4,453
                                                                                    ----------      ----------
                  Deferred tax assets:
                      Operating loss carryforwards                                     (20,115)        (20,017)
                      Accounts and notes receivable                                       (701)           (739)
                      Pensions and employee benefits                                    (3,064)         (3,330)
                      Workers' compensation                                               (908)           (680)
                      Discount on industrial development revenue bonds                    (387)           (452)
                                                                                    ----------      ----------
                                Total deferred tax assets                              (25,175)        (25,218)
                                                                                    ----------      ----------
                  Net deferred tax assets                                              (20,962)        (20,765)
                  Less valuation allowance                                             (20,962)        (20,765)
                                                                                    ----------      ----------
                  Net deferred tax assets                                           $        0      $        0
                                                                                    ==========      ==========

The Company has operating loss carryforwards of approximately $51,577,000 which begin to expire in 2008.

The provision for income taxes consisted of the following as of December 30, 2000, January 1, 2000, and January 2, 1999 (in thousands):

                                                   DECEMBER 30, January 1,  January 2,
                                                       2000        2000        1999
                                                   ------------ ----------  ----------

                  Federal income taxes:
                      Current                          $  0        $  0        $  0
                      Deferred                            0           0           0
                  State and franchise taxes             141         134          50
                                                       ----        ----        ----
                  Provision for income taxes           $141        $134        $ 50
                                                       ====        ====        ====

For the years ended December 30, 2000, January 1, 2000, and January 2, 1999, the provision for income taxes at the Company's effective rate differed from the provision for income taxes at the statutory rate, as follows (in thousands):

                                                              DECEMBER 30,  January 1,   January 2,
                                                                  2000         2000         1999
                                                              ------------  ----------   ----------

         Income tax benefit at federal statutory rate            $  (830)     $  (890)     $(1,743)
         State income taxes, net of federal effect                   (98)        (105)        (205)
         Change in valuation allowance                               197          277        1,169
         Intangibles amortization                                    347          347          347
         Other                                                       525          505          482
                                                                 -------      -------      -------
         Provision for income taxes                              $   141      $   134      $    50
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

         On a weighted average basis, the following assumptions were used in accounting for the net periodic benefits costs and for the Plans:

                                                DECEMBER 30,   January 1,  January 2,
                                                    2000          2000        1999
                                                ------------   ----------  ----------

         Discount rate                              7.25%         7.75%       6.75%
         Expected return on plan assets             9.00          9.00        9.00
         Rate of compensation increase              4.75          5.75        4.75

         The amount of net periodic benefit cost recognized includes the following components (in thousands):

                                                                   DECEMBER 30,   January 1,    January 2,
                                                                       2000          2000          1999
                                                                   ------------   ----------    ----------

                  Components of periodic benefits costs:
                      Service cost                                   $  1,066      $  1,251      $  1,175
                      Interest cost                                     3,637         3,501         3,412
                      Expected return on assets                        (4,621)       (4,358)       (3,989)
                      Amortization of:
                         Actuarial gain                                  (610)          (81)          (73)
                         Prior service cost                                68            68            68
                                                                     --------      --------      --------
                  Net periodic benefit cost                          $   (460)     $    381      $    593
                                                                     ========      ========      ========

         The reconciliation of the beginning and ending balances of the benefits obligation for the Plans and the fair value of plan assets were as follows (in thousands):


                                                                                   DECEMBER 30,     January 1,
                                                                                       2000            2000
                                                                                   ------------     ----------

                  Change in benefit obligation:
                      Net benefit obligation at the beginning of year               $   49,069      $   51,928
                      Service cost                                                       1,066           1,251
                      Interest cost                                                      3,637           3,501
                      Actuarial gain                                                      (122)         (4,537)
                      Gross benefits paid                                               (3,113)         (3,074)
                                                                                    ----------      ----------
                  Net benefit obligation at end of year                             $   50,537      $   49,069
                                                                                    ==========      ==========

                  Change in plan assets:
                      Fair value of plan assets at beginning of year                $   56,188      $   54,429
                      Actual return on plan assets                                          41           4,829
                      Gross benefits paid                                               (3,109)         (3,070)
                                                                                    ----------      ----------
                      Fair value of plan assets at end of year                      $   53,120      $   56,188
                                                                                    ==========      ==========

         The funded status of the Plans and the amounts recognized in the accompanying balance sheets were as follows (in thousands):

                                                                                             DECEMBER 30,     January 1,
                                                                                                 2000            2000
                                                                                             ------------     ----------

                  Reconciliation of funded status:
                      Funded status at end of year                                            $    2,583      $    7,119
                      Unrecognized net actuarial loss                                            (10,023)        (15,091)
                      Unrecognized prior service cost                                                226             301
                                                                                              ----------      ----------
                  Net amount recognized at end of year, included in the balance sheets        $   (7,214)     $   (7,671)
                                                                                              ==========      ==========

         The Company also has a defined contribution plan which covers substantially all employees who are eligible at the start of the quarter after their hire date. The Company may match a portion of an employee's contribution up to a maximum amount. For the years ended December 30, 2000 and January 1, 2000, the Company contributed approximately $226,000 and $201,000, respectively, to this plan.

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

         The components of the accumulated benefit obligation as of December 30, 2000 and January 1, 2000 are as follows (in thousands):


                                                              DECEMBER 30,   January 1,
                                                                  2000          2000
                                                              ------------   ----------

                  Current retirees                              $    669      $    669
                  Active employees                                   481           481
                                                                --------      --------
                  Accumulated benefit obligation                   1,150         1,150
                  Unrecognized net gain                              629           629
                                                                --------      --------
                  Accrued postretirement benefit cost           $  1,779      $  1,779
                                                                ========      ========

         Net costs of the plan for the years ended December 30, 2000, January 1, 2000, and January 2, 1999 were $0, $56,000, and $56,000, respectively.

         A 7% annual rate of increase in the per capita cost of covered health care benefits is assumed for all future years for certain grandfathered retirees; for all other current and future retirees, no increase was assumed due to a fixed payment schedule. A 1% increase or a 1% decrease in the assumed health care cost trend rate per year would increase the accumulated postretirement benefit obligation by 3.3% or 3.2% as of December 30, 2000. The weighted average discount rates used in determining the accumulated postretirement benefit obligation were 7.25%, 7.75%, and 6.75% as of December 30, 2000, January 1, 2000, and
         January 2, 1999, respectively.

9.       COMMITMENTS AND CONTINGENT LIABILITIES

         LEASES

         The Company leases vehicles and warehouse space under certain noncancelable operating leases. Noncancelable future minimum operating lease commitments as of December 30, 2000 were as follows (in thousands):

                  2001                                   $  3,808
                  2002                                      3,644
                  2003                                      2,854
                  2004                                      2,583
                  2005                                        661
                  Thereafter                                  484
                                                         --------
                                                         $ 14,034
                                                         ========

         The rental expense for all operating leases for the years ended December 30, 2000, January 1, 2000, and January 2, 1999 was approximately $4,570,000, $4,254,000, and $5,391,000, respectively.

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

         LETTERS OF CREDIT

         The Company has outstanding standby letters-of-credit (Note 4).

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

                                           TOM'S FOODS INC.


                                           By: /s/ Rolland G. Divin
                                              ----------------------------------
                                              Rolland G. Divin
                                              President, Chief Executive Officer
                                              and Director

Dated: March 27, 2001

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities indicated on March 27, 2001.


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


/s/ Emily Heisley Stoeckel
-----------------------------------------
Emily Heisley Stoeckel, Director


/s/ Andrew C.G. Sage II
-----------------------------------------
Andrew C.G. Sage II, Director


/s/ Timothy J. Healy
-----------------------------------------
Timothy J. Healy, Director

              REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON FINANCIAL
                               STATEMENT SCHEDULE

To Tom's Foods Inc.:

We have audited in accordance with auditing standards generally accepted in the United States, the financial statements of Tom's Foods Inc. included in this Form 10-K and have issued our report thereon dated February 9, 2001. Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The foregoing schedule is the responsibility of the company's management and is presented for purposes of complying with the Securities and Exchange Commissions rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

ARTHUR ANDERSEN LLP

Atlanta, Georgia

February 9, 2001

Schedule II

                                TOM'S FOODS INC.
                       Valuation and Qualifying Accounts
                        Allowance for Doubtful Accounts
                                 (in thousands)

                                                                        Balance at
           Balance at    Charged to                                       End of
           Beginning      Cost and        Charged to                        the
         of the Period    Expenses      Other Accounts    Deductions      Period
         -------------   ----------     --------------    ----------    ----------

1998         4,484          276                0           2,477(B)        2,283
1999         2,283          932              508(A)        1,903(B)        1,820
2000         1,820          600              512(A)        1,231(B)        1,701

-------------

(A)      Represents amounts recovered.
(B)      Represents amounts charged against the reserve.