Form 10-Q
period 2001-03-24
TOMS FOODS INC
filed 2001-05-04
CIK 1048339

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarter (twelve weeks) ended March 24, 2001.

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

Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

                                TOM'S FOODS INC.

                          QUARTERLY REPORT ON FORM 10-Q
                              FOR THE TWELVE WEEKS
                              ENDED MARCH 24, 2001

                                TABLE OF CONTENTS


                                                                                                                   Page
PART I.  FINANCIAL INFORMATION
Item 1.           Financial Statements:

                  Balance Sheets as of March 24, 2001 (unaudited) and December 30, 2000................................3

                  Statements of Operations (unaudited) for the twelve weeks ended
                           March 24, 2001 and March 25, 2000...........................................................4

                  Statements of  Cash Flows (unaudited) for the twelve weeks ended
                           March 24, 2001 and March 25, 2000...........................................................5

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

PART II. OTHER INFORMATION

Item 6.           Exhibits and Reports on Form 8-K.....................................................................8

                                TOM'S FOODS INC.
                                 BALANCE SHEETS
                      MARCH 24, 2001 AND DECEMBER 30, 2000
                      (in thousands except per share data)

                                                                                     March 24, 2001      December 30, 2000
                                                                                     --------------      -----------------
ASSETS                                                                                (unaudited)
Current Assets:
      Cash and short-term investments                                                   $     2,868         $     5,612
      Accounts and notes receivable, net                                                     14,625              13,548
      Inventories:
             Raw materials                                                                    2,867               2,367
             Packaging materials                                                              2,281               1,977
             Finished goods and work in progress                                              5,435               5,592
      Other current assets                                                                    4,655               3,764
                                                                                        -----------         -----------
                   Total current assets                                                      32,731              32,860
                                                                                        -----------         -----------

Property,  plant, and equipment:
      Land and land improvements                                                              5,798               5,784
      Buildings                                                                              17,505              17,505
      Machinery, equipment and vehicles                                                      50,535              50,392
      Vending and other distribution equipment                                               10,917              10,672
      Furniture and fixtures                                                                 14,302              13,318
      Construction in progress                                                                4,287               4,953
                                                                                        -----------         -----------
                   Total property, plant, and equipment                                     103,344             102,624
      Accumulated depreciation                                                              (54,699)            (53,017)
                                                                                        -----------         -----------
                   Net property, plant, and equipment                                        48,645              49,607
                                                                                        -----------         -----------

Noncurrent accounts and notes receivable, net                                                   158                 391
Other assets                                                                                  1,958               1,934
Deferred debt issue costs, net                                                                1,769               1,885
Goodwill and intangible assets, net                                                          43,812              44,147
                                                                                        -----------         -----------
                   Total assets                                                         $   129,073         $   130,824
                                                                                        ===========         ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
      Revolving debt                                                                    $        --         $        --
      Accounts payable                                                                        9,336               9,862
      Accrued liabilities                                                                     9,882               9,424
      Current portion of long-term debt                                                       1,000               1,000
      Current portion of other debt obligations                                                 242                 226
                                                                                        -----------         -----------
                   Total current liabilities                                                 20,460              20,512
                                                                                        -----------         -----------
Long-term debt:
      Senior secured notes                                                                   60,000              60,000
      Industrial development revenue bonds                                                    8,000               8,000
      Other debt obligations                                                                    622                 700
                                                                                        -----------         -----------
                   Total long-term debt                                                      68,622              68,700
                                                                                        -----------         -----------

Other long-term obligations                                                                      37                  37
Accrued pension cost                                                                          7,155               7,214
Accrued postretirement benefits other than pensions                                           1,779               1,779
Exchangeable Preferred Stock, $.01 par value, Class A, 7,000 shares authorized, 7,000 shares issued and outstanding at March 24, 2001
      and December 30, 2000                                                                   9,993               9,761
Shareholders' Equity:
      Common stock, $0.01 par value; 10,000 shares authorized, 5,000 shares issued and outstanding at March 24, 2001
             and December 30, 2000                                                                0                   0
      Preferred Stock, $.01 par value, Class B, 21,737 shares authorized,
             21,737 shares issued and outstanding at March 24, 2001
             and December 30, 2000                                                           30,054              29,417
      Additional paid-in capital                                                             43,725              43,725
      Accumulated deficit                                                                   (52,752)            (50,321)
                                                                                        -----------         -----------
                   Total shareholders' equity                                                21,027              22,821
                                                                                        -----------         -----------
                   Total liabilities and shareholders' equity                           $   129,073         $   130,824
                                                                                        ===========         ===========


The accompanying notes are an integral part of these financial statements.

                                TOM'S FOODS INC.
                            STATEMENTS OF OPERATIONS
                           FOR THE TWELVE WEEKS ENDED
                       MARCH 24, 2001 AND MARCH 25, 2000
                                 (in thousands)


                                                               TWELVE WEEKS ENDED
                                                        -----------------------------------
                                                        March 24, 2001       March 25, 2000
                                                        --------------      ---------------
                                                         (unaudited)          (unaudited)
Net sales                                               $    47,582         $    45,572
Cost of goods sold                                          (29,074)            (27,646)
                                                        -----------         -----------

          Gross profit                                       18,508              17,926
Expenses and other income:
     Selling and administrative expenses                    (17,487)            (16,812)
     Amortization of goodwill, intangible assets
          and refinancing costs                                (515)               (504)
     Other income, net                                          145                 121
   Restructuring and nonrecurring charges                      (579)                  0
                                                        -----------         -----------
Income from operations                                           72                 731
Interest expense, net                                        (1,830)             (1,828)
                                                        -----------         -----------
Loss before income taxes                                     (1,758)             (1,097)
Provision for income taxes                                       35                  32
                                                        -----------         -----------
Net loss                                                $    (1,793)        $    (1,129)
                                                        ===========         ===========


The accompanying notes are an integral part of these financial statements.

                                TOM'S FOODS INC.
                            STATEMENTS OF CASH FLOWS
                           FOR THE TWELVE WEEKS ENDED
                       MARCH 24, 2001 AND MARCH 25, 2000
                                (in thousands)

                                                                                            TWELVE WEEKS ENDED
                                                                                   --------------------------------------
                                                                                   March 24, 2001          March 25, 2000
                                                                                   ----------------        --------------
                                                                                     (unaudited)             (unaudited)
Cash flows from operating activities:
     Net loss                                                                           $    (1,793)        $    (1,129)
                                                                                        -----------         -----------
     Adjustments to reconcile net loss to net cash
           used in operating activities:
     Depreciation and amortization                                                            2,383               2,255
     Restructuring and nonrecurring charges                                                     579                   0
     Provision for income taxes                                                                  35                  32
     Dividends accrued                                                                          233                 210
     Loss (gain) on disposal of property, plant, and equipment                                    0                 (52)
     Changes in operating assets and liabilities:
           Accounts and notes receivable, net                                                (1,003)             (2,106)
           Inventories                                                                         (638)             (1,337)
           Other assets                                                                        (914)               (145)
           Accounts payable                                                                    (526)             (1,675)
           Other liabilities                                                                   (157)              1,190
           Accrued pension cost                                                                 (61)                116
                                                                                        -----------         -----------
                Total adjustments                                                               (69)             (1,512)
                                                                                        -----------         -----------

                Net cash used in operating activities                                        (1,862)             (2,641)
                                                                                        -----------         -----------

Cash flows from investing activities:
     Additions to property, plant, and equipment                                               (834)               (838)
     Proceeds from disposal of property, plant, and equipment                                    14                 129
                                                                                        -----------         -----------

                Net cash used in investing activities                                          (820)               (709)
                                                                                        -----------         -----------

Cash flows from financing activities:
     Net borrowing on working capital revolver                                                    0                   0
     Repayments of industrial revenue bonds debt                                                  0                   0
     Repayments of other long-term debt                                                         (61)                (49)
                                                                                        -----------         -----------

                Net cash used in financing activities                                           (61)                (49)
                                                                                        -----------         -----------
Decrease in cash and short-term investments                                                  (2,743)             (3,399)

Cash and short-term investments, beginning of period                                          5,612               5,391
                                                                                        -----------         -----------
Cash and short-term investments, end of period                                          $     2,869         $     1,992
                                                                                        ===========         ===========

Interest paid during the period                                                         $       359         $       454

Income taxes paid during the period                                                     $        21         $        40

The accompanying notes are an integral part of these financial statements.

                                TOM'S FOODS INC.
                          NOTES TO FINANCIAL STATEMENTS


Item 1.  BASIS OF FINANCIAL STATEMENTS AND FORMATION AND ORGANIZATION

The accompanying unaudited financial statements of Tom's Foods Inc. have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. It is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto included in the annual report and Form 10-K for the fiscal year ended December 30, 2000.

The accompanying unaudited financial statements include, in the opinion of management, all adjustments, which are of a normal recurring nature, necessary for a fair presentation for the periods presented. Results for the interim periods presented are not necessarily indicative of results that may be expected for a full fiscal year.

FISCAL YEAR

The Company's fiscal year is the 52- or 53-week period ending on the Saturday nearest to December 31. The current year, fiscal 2001, ends December 29, 2001 and contains 52 weeks. The Company's first three quarters contain twelve weeks of results while the fourth quarter contains 16 or 17 weeks coinciding with the Company's fiscal year.

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

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

                        TWELVE WEEKS ENDED MARCH 24, 2001
                  COMPARED TO TWELVE WEEKS ENDED MARCH 25, 2000

Net sales for the first quarter ended March 24, 2001 were $47.6 million, an increase of 4.4%, or $2.0 million compared to the corresponding period in 2000.

Gross profit increased to $18.5 million in the first quarter of 2001 from $17.9 million in the first quarter of 2000, an increase of $582,000 or 3.2%.

For the first quarter 2001, selling and administrative expenses increased to $17.5 million from $16.8 million in the 2000 period.

Other Income was $145,000 for the first quarter of 2001 compared to $121,000 for the corresponding period in 2000.

In the first quarter of 2001, the Company incurred a one-time nonrecurring charge of $579,000 related to a planned reorganization.

Interest expense, net of interest income, remained relatively flat at $1.8 million between the first quarter 2001 and 2000.

The provision for income taxes was relatively flat at $35,000 in 2001 compared to $32,000 for 2000. The Company estimates that it will have no Federal tax obligation for the fiscal year due to loss carryforwards from prior years.

The net loss for the twelve-week period ended March 24, 2001 increased to $1.8 million compared to $1.1 million for the same period of 2000 due primarily to the one-time nonrecurring charge.

Earnings before interest, taxes, depreciation and amortization ("EBITDA") represents the sum of income (loss) before income taxes plus interest expense, depreciation and amortization. EBITDA is a widely accepted measure of a Company's ability to incur and service debt, to undertake capital expenditures, and to meet working capital requirements. EBITDA is not a measure of financial performance under generally accepted accounting principles and should not be considered an alternative either to net income as an indicator of the Company's operating performance or as an indicator of the Company's liquidity. EBITDA was $3.0 million for both the first quarter of 2001 and the first quarter of 2000.

FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash flow requirements are for working capital, capital expenditures and debt service. The Company has met its liquidity needs through internally generated funds and a revolving line of credit established in January 2000 which matures in January 2004.

As of March 24, 2001, the Company had no outstanding loans under the revolving line, had letters of credit outstanding of $2.8 million and $11.3 million of borrowing availability thereunder. The Company's working capital of $12.3 million as of March 24, 2001 compared to $13.2 million for the same period in 2000.

Net cash used in operating activities was $1.9 million for the twelve-week period ended March 24, 2001 versus $2.6 million used during the same period in 2000. The decrease in the use of cash flow for operations versus the prior year was due primarily to a slower rate of seasonal increase in accounts receivable and inventory versus the prior year.

Capital expenditures were $834,000 and $838,000 the first quarter of 2001 and 2000, respectively.

Net cash used in financing activities was $61,000 for the first quarter of 2001 versus cash used of $49,000 in the same period of 2000. There were no revolver borrowings during the first quarter of 2001 nor the first quarter of 2000.

NEW ACCOUNTING STANDARD

Effective December 31, 2000, the Company adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" which had no impact on its results of operations. The Company formally documents all relations between hedging instruments and the hedged items as well as its risk management objectives and strategy for undertaking various hedge transactions.

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

Part II.          OTHER INFORMATION

Item 6.           Exhibits and Reports on Form 8-K.

                  (a)      Exhibits.

                           None

                  (b)      Reports on Form 8-K.

                           There were no reports on Form 8-K filed by the
Registrants during the quarter ended March 24, 2001.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, each Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TOM'S FOODS INC.



By  /s/ Rolland G. Divin
-----------------------------------------
Rolland G. Divin
President, Chief Executive Officer,
and Director (Principal Executive Officer)


Date: May 4, 2001


By   /s/ S. Albert Gaston
-----------------------------------------
S. Albert Gaston
Senior Vice President, Chief Financial Officer
(Principal Financial and Accounting Officer)


Date: May 4, 2001