Form 10-Q
period 2001-06-16
TOMS FOODS INC
filed 2001-07-18
CIK 1048339

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934.

For the quarter (twelve weeks) ended June 16, 2001.

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

Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days. Yes [X ] No [ ]

                                TOM'S FOODS INC.

                          QUARTERLY REPORT ON FORM 10-Q
                              FOR THE TWELVE WEEKS
                               ENDED JUNE 16, 2001

                                TABLE OF CONTENTS


                                                                                                                      Page
PART I.  FINANCIAL INFORMATION

Item 1.           Financial Statements:

                  Balance Sheets as of June 16, 2001 (unaudited) and December 30, 2000.................................3

                  Statements of Operations (unaudited) for the twelve and twenty-four weeks ended
                           June 16, 2001 and June 17, 2000.............................................................4

                  Statements of Cash Flows (unaudited) for the twenty-four weeks ended
                           June 16, 2001 and June 17, 2000.............................................................5

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

PART II. OTHER INFORMATION

Item 6.           Exhibits and Reports on Form 8-K.....................................................................8

                                TOM'S FOODS INC.
                                 BALANCE SHEETS
                       JUNE 16, 2001 AND DECEMBER 30, 2000
                      (in thousands except per share data)


                                                                                                 June 16, 2001     December 30, 2000
                                                                                                 -------------     -----------------
ASSETS                                                                                             (unaudited)

Current Assets:
      Cash and short-term investments                                                               $   1,563         $   5,612
      Accounts and notes receivable, net                                                               15,951            13,548
      Inventories:
           Raw materials                                                                                4,349             2,367
           Packaging materials                                                                          2,617             1,977
           Finished goods and work in progress                                                          5,500             5,592
      Other current assets                                                                              4,136             3,764
                                                                                                    ---------         ---------
                 Total current assets                                                                  34,116            32,860
                                                                                                    ---------         ---------
Property,  plant, and equipment:
      Land and land improvements                                                                        5,861             5,784
      Buildings                                                                                        17,965            17,505
      Machinery, equipment and vehicles                                                                51,244            50,392
      Vending and other distribution equipment                                                         11,001            10,672
      Furniture and fixtures                                                                           14,621            13,318
      Construction in progress                                                                          3,537             4,953
                                                                                                    ---------         ---------
                 Total property, plant, and equipment                                                 104,229           102,624
      Accumulated depreciation                                                                        (56,437)          (53,017)
                                                                                                    ---------         ---------
                 Net property, plant, and equipment                                                    47,792            49,607
                                                                                                    ---------         ---------

Noncurrent accounts and notes receivable, net                                                             192               391
Other assets                                                                                            1,978             1,934
Deferred debt issue costs, net                                                                          1,654             1,885
Goodwill and intangible assets, net                                                                    43,443            44,147
                                                                                                    ---------         ---------
                 Total assets                                                                       $ 129,175         $ 130,824
                                                                                                    =========         =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
      Revolving debt                                                                                $     201         $      --
      Accounts payable                                                                                  9,753             9,862
      Accrued liabilities                                                                               8,676             9,424
      Current portion of long-term debt                                                                 1,000             1,000
      Current portion of other debt obligations                                                           235               226
                                                                                                    ---------         ---------
                 Total current liabilities                                                             19,865            20,512
                                                                                                    ---------         ---------
Long-term debt:
      Senior secured notes                                                                             60,000            60,000
      Industrial development revenue bonds                                                              8,000             8,000
      Other debt obligations                                                                              584               700
                                                                                                    ---------         ---------
                 Total long-term debt                                                                  68,584            68,700
                                                                                                    ---------         ---------

Other long-term obligations                                                                                37                37
Accrued pension cost                                                                                    7,094             7,214
Accrued postretirement benefits other than pensions                                                     1,779             1,779
Exchangeable Preferred Stock, $.01 par value, Class A, 7,000 shares
      authorized, 7,000 shares issued and outstanding at June 16, 2001 and December 30, 2000           10,231             9,761
Shareholders' Equity:
      Common stock, $0.01 par value; 10,000 shares authorized,
           5,000 shares issued and outstanding at June 16, 2001 and December 30, 2000                       0                 0

      Preferred Stock, $.01 par value, Class B, 21,737 shares authorized,
           21,737 shares issued and outstanding at June 16, 2001 and December 30, 2000                 30,704            29,417
      Additional paid-in capital                                                                       43,725            43,725
      Accumulated deficit                                                                             (52,844)          (50,321)
                                                                                                    ---------         ---------
                 Total shareholders' equity                                                            21,585            22,821
                                                                                                    ---------         ---------

                 Total liabilities and shareholders' equity                                         $ 129,175         $ 130,824
                                                                                                    =========         =========

The accompanying notes are an integral part of these financial statements.

                                TOM'S FOODS INC.
                            STATEMENTS OF OPERATIONS
                   FOR THE TWELVE AND TWENTY-FOUR WEEKS ENDED
                         JUNE 16, 2001 AND JUNE 17, 2000
                                 (in thousands)


                                                         TWELVE WEEKS ENDED                TWENTY-FOUR WEEKS ENDED
                                                    -------------------------------    -------------------------------
                                                    June 16, 2001     June 17, 2000    June 16, 2001    June 17, 2000
                                                    -------------     -------------    -------------    -------------
                                                      (unaudited)       (unaudited)      (unaudited)      (unaudited)
Net sales                                               $ 51,155         $ 48,013         $ 98,737         $ 93,585
Cost of goods sold                                       (30,573)         (28,877)         (59,647)         (56,523)
                                                        --------         --------         --------         --------

          Gross profit                                    20,582           19,136           39,090           37,062
Expenses and other income:
     Selling and administrative expenses                 (17,802)         (16,790)         (35,289)         (33,602)
     Amortization of goodwill, intangible assets
          and refinancing costs                             (522)            (509)          (1,037)          (1,013)
     Other income, net                                       196               55              341              176
   Restructuring and nonrecurring charges                      0                0             (579)               0
                                                        --------         --------         --------         --------

Income from operations                                     2,454            1,892            2,526            2,623
Interest expense, net                                     (1,840)          (1,848)          (3,670)          (3,676)
                                                        --------         --------         --------         --------
Income (loss) before income taxes                            614               44           (1,144)          (1,053)
Provision for income taxes                                    36               33               71               65
                                                        --------         --------         --------         --------

Net income (loss)                                       $    578         $     11         $ (1,215)        $ (1,118)
                                                        ========         ========         ========         ========

The accompanying notes are an integral part of these financial statements.

                                TOM'S FOODS INC.
                            STATEMENTS OF CASH FLOWS
                         FOR THE TWENTY-FOUR WEEKS ENDED
                         JUNE 16, 2001 AND JUNE 17, 2000
                                ( in thousands )


                                                                    TWENTY-FOUR WEEKS ENDED
                                                                 ------------------------------
                                                                 June 16, 2001    June 17, 2000
                                                                 -------------    -------------
                                                                  (unaudited)     (unaudited)
Cash flows from operating activities:
     Net loss                                                        $(1,215)        $(1,118)
                                                                     -------         -------
     Adjustments to reconcile net loss to net cash
         used in operating activities:
     Depreciation and amortization                                     4,808           4,538
     Restructuring and nonrecurring charges                              579               0
     Provision for income taxes                                           71              65
     Dividends accrued                                                   471             426
     Gain on disposal of property, plant, and equipment                   (6)            (14)
     Changes in operating assets and liabilities:
          Accounts and notes receivable, net                          (2,425)         (1,536)
          Inventories                                                 (2,519)         (2,298)
          Other assets                                                  (416)            510
          Accounts payable                                              (109)         (2,400)
          Other liabilities                                           (1,419)         (1,162)
          Accrued pension cost                                          (122)             27
                                                                     -------         -------
                Total adjustments                                     (1,087)         (1,844)
                                                                     -------         -------
                Net cash used in operating activities                 (2,302)         (2,962)
                                                                     -------         -------
Cash flows from investing activities:
     Additions to property, plant, and equipment                      (1,866)         (2,479)
     Proceeds from disposal of property, plant, and equipment             25             240
                                                                     -------         -------
                Net cash used in investing activities                 (1,841)         (2,239)
                                                                     -------         -------
Cash flows from financing activities:
     Net borrowing on working capital revolver                           201             970
     Deferred debt insurance costs                                         0            (102)
     Proceeds (repayments) of long-term debt                            (107)             99
                                                                     -------         -------
                Net cash provided by financing activities                 94             967
                                                                     -------         -------

Decrease in cash and short-term investments                           (4,049)         (4,234)

Cash and short-term investments, beginning of period                   5,612           5,391
                                                                     -------         -------
Cash and short-term investments, end of period                       $ 1,563         $ 1,157
                                                                     =======         =======

Interest paid during the period                                      $ 3,566         $ 3,665

Income taxes paid during the period                                  $    91         $   132


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

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

                        TWELVE WEEKS ENDED JUNE 16, 2001
                  COMPARED TO TWELVE WEEKS ENDED JUNE 17, 2000

Net sales for the second quarter ended June 16, 2001 were $51.2 million, an increase of 6.5%, or $3.1 million compared to the corresponding period in 2000.

Gross profit increased to $20.6 million in the second quarter of 2001 from $19.1 million in the second quarter of 2000, an increase of $1.5 million, or 7.6%. The gross profit margin percentage of 40.2% for the second quarter of 2001 was 0.3 percentage points higher than the second quarter of 2000.

For the second quarter 2001, selling and administrative expenses increased in line with the increase in sales to $17.8 million from $16.8 million in the 2000 period, an increase of 6.0% or 1.0 million.

Other Income was $196,000 for the second quarter of 2001 compared to $55,000 for the corresponding period in 2000.

Interest expense, net of interest income, remained relatively flat at $1.8 million between the second quarter 2001 and 2000.

The provision for income taxes was $36,000 in 2001 compared to $33,000 for 2000. The Company estimates that it will have no Federal tax obligation for the fiscal year due to loss carryforwards from prior years.

Net income for the twelve-week period ended June 16, 2001 of $578,000 was $567,000 higher than the same period of 2000.

Earnings before interest, taxes, depreciation and amortization ("EBITDA") represents the sum of income (loss) before income taxes plus interest expense, depreciation and amortization. EBITDA is a widely accepted measure of a Company's ability to incur and service debt, to undertake capital expenditures, and to meet working capital requirements. EBITDA is not a measure of financial performance under generally accepted accounting principles and should not be considered an alternative either to net income as an indicator of the Company's operating performance or as an indicator of the Company's liquidity. EBITDA for the second quarter of 2001 was $4.9 million, or 9.5% of net sales, compared to $4.2 million, or 8.7% of net sales, for the same period of 2000.

                      TWENTY-FOUR WEEKS ENDED JUNE 16, 2001
              COMPARED TO THE TWENTY-FOUR WEEKS ENDED JUNE 17, 2000

Net sales for the twenty-four weeks ended June 16, 2001 were $98.7 million compared to $93.6 million for the same period in 2000, an increase of 5.5% or $5.1 million.

Gross profit dollars for the first twenty-four weeks of 2001 increased $2.0 million to $39.1 million compared to $37.1 million for the same period in 2000. The gross profit percentage was 39.6% for the first twenty-four weeks of both 2001 and 2000.

For the first twenty-four weeks of 2001, selling and administrative expenses were $35.3 million, an increase of $1.7 million, from the $33.6 million for the first twenty-four weeks of 2000 in line with the increase in sales.

Other income was $341,000 for the first twenty-four weeks of 2001 compared to $176,000 for the corresponding period in 2000.

In the first twenty-four weeks of 2001, the Company incurred a one-time nonrecurring charge of $579,000 related to a planned staffing reorganization during the Company's first quarter.

Interest expense, net of interest income, remained relatively flat at $3.7 million between the first twenty-four weeks of 2001 and 2000.

The provision for income taxes was $71,000 in 2001 compared to $65,000 for 2000. The Company estimates that it will have no Federal tax obligation for the fiscal year due to loss carryforwards from prior years.

The net loss for the twenty-four week period ended June 16, 2001 was $1.2 million (including the $579,000 non-recurring charge) compared to a net loss of $1.1 million for the twenty-four week period ending June 17, 2000.

FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash flow requirements are for working capital, capital expenditures and debt service. The Company has met its liquidity needs through internally generated funds and a revolving line of credit established in January 2000 which matures in January 2004.

As of June 16, 2001, the Company had an outstanding revolving loan balance of $201,000, had letters of credit outstanding of $3.0 million and $13.2 million of borrowing availability thereunder. The Company's working capital position of $14.3 million as of June 16, 2001 was the same as the working capital position of $14.3 million as of June 17, 2000.

Net cash used in operating activities was $2.3 million for the twenty-four week period ended June 16, 2001 versus $3.0 million used during the same period in 2000.

Capital expenditures were $1.8 million for the first twenty-four weeks of 2001 compared to $2.2 million for the same period in 2000.

Net cash provided by financing activities was $94,000 for the first twenty-four weeks of 2001 (including revolver borrowings of $201,000) compared to cash provided by financing activities in the same period of 2000 of $967,000 (including revolver borrowings of $970,000).

NEW ACCOUNTING STANDARDS

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

In June 2001 the Financial Accounting Standards Board approved Statement of Financial Accounting Standard No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 requires companies to cease amortizing goodwill that existed at June 30, 2001. For the Company, this amortization of existing goodwill will cease on December 29, 2001. Any goodwill resulting from acquisitions completed after June 30, 2001 will not be amortized. SFAS No. 142 also establishes a new method of testing goodwill for impairment on an annual basis or on an interim basis if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying value. The adoption of SFAS No. 142 will result in our discontinuation of amortization of our goodwill; however, we will be required to test our goodwill for impairment under the new standard beginning in the first quarter of 2002.

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

Part II.          OTHER INFORMATION

Item 6.           Exhibits and Reports on Form 8-K.

                  (a)      Exhibits.

                           None

                  (b)      Reports on Form 8-K.

                           There were no reports on Form 8-K filed by the
Registrants during the quarter ended June 16, 2001.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, each Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TOM'S FOODS INC.



By  /s/ Rolland G. Divin
------------------------------------------------
Rolland G. Divin
President, Chief Executive Officer,
and Director (Principal Executive Officer)

Date: July 13, 2001


By   /s/ S. Albert Gaston
------------------------------------------------
S. Albert Gaston
Senior Vice President, Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: July 13, 2001