Form 10-Q
period 2001-09-08
TOMS FOODS INC
filed 2001-10-09
CIK 1048339

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934.

For the quarter (twelve weeks) ended September 8, 2001.

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

Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

                                TOM'S FOODS INC.

                          QUARTERLY REPORT ON FORM 10-Q
                              FOR THE TWELVE WEEKS
                             ENDED SEPTEMBER 8, 2001

                                TABLE OF CONTENTS

                                                                                               Page

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements:

         Balance Sheets as of September 8, 2001 (unaudited) and December 30, 2000................3

         Statements of Operations (unaudited) for the twelve and thirty-six weeks ended
                  September 8, 2001 and September 9, 2000........................................4

         Statements of Cash Flows (unaudited) for the thirty-six weeks ended
                  September 8, 2001 and September 9, 2000........................................5

         Notes to Financial Statements...........................................................6

Item 2.  Management's Discussion and Analysis of Financial Condition and
                  Results of Operations..........................................................6

PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K........................................................9

                               TOM'S FOODS INC.
                                BALANCE SHEETS
                    SEPTEMBER 8, 2001 AND DECEMBER 30, 2000
                     (in thousands except per share data)

                                                                                             September 8, 2001    December 30, 2000
                                                                                             -----------------    -----------------
                                                                                                 (unaudited)

ASSETS
Current Assets:
      Cash and short-term investments                                                            $    1,745           $    5,612
      Accounts and notes receivable, net                                                             16,695               13,548
      Inventories:
            Raw materials                                                                             3,665                2,367
            Packaging materials                                                                       2,504                1,977
            Finished goods and work in progress                                                       5,573                5,592
      Other current assets                                                                            4,653                3,764
                                                                                                 ----------           ----------
                  Total current assets                                                               34,835               32,860
                                                                                                 ----------           ----------
Property, plant, and equipment:
      Land and land improvements                                                                      5,861                5,784
      Buildings                                                                                      18,000               17,505
      Machinery, equipment and vehicles                                                              52,034               50,392
      Vending and other distribution equipment                                                       11,347               10,672
      Furniture and fixtures                                                                         14,645               13,318
      Construction in progress                                                                        3,720                4,953
                                                                                                 ----------           ----------
                  Total property, plant, and equipment                                              105,607              102,624
      Accumulated depreciation                                                                      (58,202)             (53,017)
                                                                                                 ----------           ----------
                  Net property, plant, and equipment                                                 47,405               49,607
                                                                                                 ----------           ----------
Noncurrent accounts and notes receivable, net                                                           222                  391
Other assets                                                                                          1,992                1,934
Deferred debt issue costs, net                                                                        1,539                1,885
Goodwill and intangible assets, net                                                                  43,091               44,147
                                                                                                 ----------           ----------
                  Total assets                                                                   $  129,084           $  130,824
                                                                                                 ==========           ==========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
      Revolving debt                                                                             $    2,982           $       --
      Accounts payable                                                                                9,176                9,862
      Accrued liabilities                                                                            11,204                9,424
      Current portion of long-term debt                                                                   0                1,000
      Current portion of other debt obligations                                                         229                  226
                                                                                                 ----------           ----------
                  Total current liabilities                                                          23,591               20,512
                                                                                                 ----------           ----------
Long-term debt:
      Senior secured notes                                                                           60,000               60,000
      Industrial development revenue bonds                                                            4,200                8,000
      Other debt obligations                                                                            524                  700
                                                                                                 ----------           ----------
                  Total long-term debt                                                               64,724               68,700
                                                                                                 ----------           ----------
Other long-term obligations                                                                              37                   37
Accrued pension cost                                                                                  7,033                7,214
Accrued postretirement benefits other than pensions                                                   1,779                1,779
Exchangeable Preferred Stock, $.01 par value, Class A, 7,000 shares
      authorized, 7,000 shares issued and outstanding at Sept. 8, 2001 and Dec. 30., 2000            10,474                9,761
Shareholders' Equity:
      Common stock, $0.01 par value; 10,000 shares authorized,
            5,000 shares issued and outstanding at Sept. 8, 2001 and Dec. 30, 2000                        0                    0
      Preferred Stock, $.01 par value, Class B, 21,737 shares authorized,
            21,737 shares issued and outstanding at Sept. 8, 2001 and Dec. 30, 2000                  31,371               29,417
      Additional paid-in capital                                                                     43,725               43,725
      Accumulated deficit                                                                           (53,650)             (50,321)
                                                                                                 ----------           ----------
                  Total shareholders' equity                                                         21,446               22,821
                                                                                                 ----------           ----------
                  Total liabilities and shareholders' equity                                     $  129,084           $  130,824
                                                                                                 ==========           ==========

The accompanying notes are an integral part of these financial statements.

                                TOM'S FOODS INC.
                            STATEMENTS OF OPERATIONS
                    FOR THE TWELVE AND THIRTY-SIX WEEKS ENDED
                     SEPTEMBER 8, 2001 AND SEPTEMBER 9, 2000
                                 (in thousands)

                                                          TWELVE WEEKS ENDED              THIRTY-SIX WEEKS ENDED
                                                     Sept. 8, 2001   Sept. 9, 2000    Sept. 8, 2001     Sept. 9, 2000
                                                     -------------   -------------    -------------     -------------
                                                      (unaudited)     (unaudited)       (unaudited)       (unaudited)

Net sales                                               $ 50,221        $ 47,811        $  148,958        $  141,396
Cost of goods sold                                       (30,457)        (29,019)          (90,104)          (85,542)
                                                        --------        --------        ----------        ----------

          Gross profit                                    19,764          18,792            58,854            55,854
Expenses and other income:
     Selling and administrative expenses                 (17,544)        (16,963)          (52,833)          (50,565)
     Amortization of goodwill, intangible assets
          and refinancing costs                             (520)           (514)           (1,557)           (1,527)
     Other income, net                                        90             312               431               488
   Restructuring and nonrecurring charges                      0               0              (579)                0
                                                        --------        --------        ----------        ----------

Income from operations                                     1,790           1,627             4,316             4,250
Interest expense, net                                     (1,902)         (1,875)           (5,572)           (5,551)
                                                        --------        --------        ----------        ----------
Loss before income taxes                                    (112)           (248)           (1,256)           (1,301)
Provision for income taxes                                    35              32               106                97
                                                        --------        --------        ----------        ----------

Net loss                                                $   (147)       $   (280)       $   (1,362)       $   (1,398)
                                                        ========        ========        ==========        ==========

The accompanying notes are an integral part of these financial statements.

                                TOM'S FOODS INC.
                            STATEMENTS OF CASH FLOWS
                         FOR THE THIRTY-SIX WEEKS ENDED
                     SEPTMBER 8, 2001 AND SEPTEMBER 9, 2000
                                 (in thousands)

                                                                         THIRTY-SIX WEEKS ENDED
                                                                 --------------------------------------
                                                                 September 8, 2001    September 9, 2000
                                                                 -----------------    -----------------
                                                                    (unaudited)          (unaudited)

Cash flows from operating activities:
     Net loss                                                        $ (1,362)            $ (1,398)
                                                                     --------             --------
     Adjustments to reconcile net loss to net cash
           provided by operating activities:
     Depreciation and amortization                                      7,267                6,841
     Restructuring and nonrecurring charges                               579                    0
     Provision for income taxes                                           106                   97
     Dividends accrued                                                    713                  647
     Loss on disposal of property, plant, and equipment                     8                   22
     Changes in operating assets and liabilities:
           Accounts and notes receivable, net                          (3,209)              (1,978)
           Inventories                                                 (1,792)              (1,040)
           Other assets                                                  (958)                 803
           Accounts payable                                              (687)              (2,588)
           Other liabilities                                            1,096                1,418
           Accrued pension cost                                          (183)                 (62)
                                                                     --------             --------
                Total adjustments                                       2,940                4,160
                                                                     --------             --------
                Net cash provided by operating activities               1,578                2,762
                                                                     --------             --------
Cash flows from investing activities:
     Additions to property, plant, and equipment                       (3,523)              (4,393)
     Proceeds from disposal of property, plant, and equipment              68                  282
                                                                     --------             --------
                Net cash used in investing activities                  (3,455)              (4,111)
                                                                     --------             --------
Cash flows from financing activities:
     Net borrowing on working capital revolver                          2,982                    0
     Repayments of industrial revenue bonds debt                       (4,800)              (1,000)
     Deferred debt issuance costs                                           0                 (102)
     Repayments of other long-term debt                                  (172)                (130)
                                                                     --------             --------
                Net cash used in financing activities                  (1,990)              (1,232)
                                                                     --------             --------

Decrease in cash and short-term investments                            (3,867)              (2,581)

Cash and short-term investments, beginning of period                    5,612                5,391
                                                                     --------             --------

Cash and short-term investments, end of period                       $  1,745             $  2,810
                                                                     ========             ========

Interest paid during the period                                      $  3,830             $  4,089

Income taxes paid during the period                                  $    111             $    169

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

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

                      TWELVE WEEKS ENDED SEPTEMBER 8, 2001
                COMPARED TO TWELVE WEEKS ENDED SEPTEMBER 9, 2000

Net sales for the third quarter ended September 8, 2001 were $50.2 million, an increase of 5.0%, or $2.4 million compared to the corresponding period in 2000.

Gross profit increased to $19.8 million in the third quarter of 2001 from $18.8 million in the third quarter of 2000, an increase of $1.0 million, or 5.2%. The gross profit margin percentage of 39.4% for the third quarter of 2001 was 0.1 percentage points higher than the third quarter of 2000.

For the third quarter 2001, selling and administrative expense dollars increased in line with the increase in sales to $17.5 million from $17.0 million in the 2000 period, an increase of 3.4% or $581,000. As a percentage of net sales, selling and administrative expenses decreased from 35.5% for the third quarter 2000 to 35.0% for the third quarter 2001.

Other Income was $90,000 for the third quarter of 2001 compared to $312,000 for the corresponding period in 2000.

Interest expense, net of interest income, remained relatively flat at $1.9 million between the third quarter of 2001 and 2000.

The provision for income taxes was $35,000 in 2001 compared to $32,000 for 2000. The Company estimates that it will have no Federal tax obligation for the fiscal year due to loss carryforwards from prior years.

The net loss for the twelve-week period ended September 8, 2001 was $147,000, an improvement of $133,000 compared to the net loss of $280,000 for the twelve weeks ended September 9, 2000.

Earnings before interest, taxes, depreciation and amortization ("EBITDA") represents the sum of income (loss) before income taxes plus interest expense, depreciation and amortization. EBITDA is a widely accepted measure of a Company's ability to incur and service debt, to undertake capital expenditures, and to meet working capital requirements. EBITDA is not a measure of financial performance under generally accepted accounting principles and should not be considered an alternative either to net income as an indicator of the Company's operating performance or as an indicator of the Company's liquidity. EBITDA for the third quarter of 2001 was $4.2 million, or 8.5% of net sales, compared to $3.9 million, or 8.2% of net sales, for the same period of 2000.

                    THIRTY-SIX WEEKS ENDED SEPTEMBER 8, 2001
            COMPARED TO THE THIRTY-SIX WEEKS ENDED SEPTEMBER 9, 2000

Net sales for the thirty-six weeks ended September 8, 2001 were $149.0 million compared to $141.4 million for the same period in 2000, an increase of 5.3% or $7.6 million.

Gross profit dollars for the first thirty-six weeks of 2001 increased $3.0 million to $58.9 million compared to $55.9 million for the same period in 2000. The gross profit percentage was 39.5% for the first thirty-six weeks of both 2001 and 2000.

For the first thirty-six weeks of 2001, selling and administrative expenses increased in line with the increase in sales to $52.8 million from $50.6 million in the 2000 period, an increase of 4.5% or $2.2 million. As a percentage of net sales, selling and administrative expenses decreased from 35.8% for 2000 year-to-date to 35.5% for 2001 year-to-date.

Other income was $431,000 for the first thirty-six weeks of 2001 compared to $488,000 for the corresponding period in 2000.

During the first thirty-six weeks of 2001, the Company incurred a one-time nonrecurring charge of $579,000 related to a planned staffing reorganization during the Company's first quarter.

Interest expense, net of interest income, remained relatively flat at $5.6 million between the first thirty-six weeks of 2001 and 2000.

The provision for income taxes was $106,000 in 2001 compared to $97,000 for 2000. The Company estimates that it will have no Federal tax obligation for the fiscal year due to loss carryforwards from prior years.

The net loss for the thirty-six week period ended September 8, 2001 was $1.4 million (including the $579,000 non-recurring charge) compared to a net loss of $1.4 million for the thirty-six week period ending September 9, 2000.

Earnings before interest, taxes, depreciation and amortization ("EBITDA") represents the sum of income (loss) before income taxes plus interest expense, depreciation and amortization. EBITDA is a widely accepted measure of a Company's ability to incur and service debt, to undertake capital expenditures, and to meet working capital requirements. EBITDA is not a measure of financial performance under generally accepted accounting principles and should not be considered an alternative either to net income as an indicator of the Company's operating performance or as an indicator of the Company's liquidity. Adjusted EBITDA (excluding non-recurring charges) year-to-date through the third quarter of 2001 was $12.2 million, or 8.2% of net sales, compared to $11.1 million, or 7.8% of net sales, for the same period of 2000.

FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash flow requirements are for working capital, capital expenditures and debt service. The Company has met its liquidity needs through internally generated funds and a revolving line of credit established in January 2000 which matures in January 2004.

As of September 8, 2001, the Company had an outstanding revolving loan balance of $3.0 million, had letters of credit outstanding of $3.0 million and $8.8 million of borrowing availability thereunder. The Company's working capital position of $11.2 million as of September 8, 2001 represented a decrease of $2.2 million compared to the working capital position of $13.4 million for the same period of 2000.

Net cash provided by operating activities was $1.6 million for the thirty-six week period ended September 8, 2001 versus $2.8 million provided by operating activities during the same period in 2000.

Capital expenditures were $3.5 million for the first thirty-six weeks of 2001 compared to $4.1 million for the same period in 2000.

Net cash used in financing activities was $2.0 million for the first thirty-six weeks of 2001 compared to net cash used of $1.2 million for the same period in 2000. On September 4, 2001, the Company paid $4.8 million to retire its remaining outstanding Taylor County, Florida industrial development revenue bonds. On October 1, 2001, the Company paid $4.2 million to retire its outstanding Knox County, Tennessee, industrial development revenue bonds. The funds for these retirements were provided through internally generated funds and the temporary use of the Company's revolving credit facility. In connection with the retirement of the industrial development revenue bonds, the Company entered into an amendment to its revolving credit facility on July 31, 2001. The terms of the amendment are as favorable as the original agreement, however, the amendment provides additional borrowing availability to the Company through June 30, 2002 by accepting an aggregate of $3.0 million in letters of credit as additional collateral. The letters of credit are provided by the shareholders of TFH Corporation, the Company's parent.

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

In June 2001, the Financial Accounting Standards Board approved Statement of Financial Accounting Standard No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 requires companies to cease amortizing goodwill that existed at June 30, 2001. For the Company, this amortization of existing goodwill will cease on December 29, 2001. Any goodwill resulting from acquisitions completed after June 30, 2001 will not be amortized. SFAS No. 142 also establishes a new method of testing goodwill for impairment on an annual basis or on an interim basis if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying value. The adoption of SFAS No. 142 will result in the Company discontinuing its amortization of goodwill; however, the Company will be required to test its goodwill for impairment under the new standard beginning in the first quarter of 2002.

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

Part II.          OTHER INFORMATION

Item 6.           Exhibits and Reports on Form 8-K.

                  (a)      Exhibits.

                           10.1 First Amendment to Loan and Security Agreement, dated as of July 31, 2001, by and among the Company, the financial institutions that are from time to time party thereto, and Fleet Capital Corporation, as Agent thereunder.

                  (b)      Reports on Form 8-K.

                           There were no reports on Form 8-K filed by the Registrants during the quarter ended September 8, 2001.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, each Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TOM'S FOODS INC.


By /s/ Rolland G. Divin
------------------------------------------------
Rolland G. Divin
President, Chief Executive Officer,
and Director (Principal Executive Officer)

Date: October 5, 2001


By /s/ S. Albert Gaston
------------------------------------------------
S. Albert Gaston
Senior Vice President, Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: October 5, 2001