Form 10-K405
period 2001-12-29
TOMS FOODS INC
filed 2002-03-26
CIK 1048339

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K
                      ANNUAL REPORT PURSUANT TO SECTION 13
                OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended  December 29, 2001

                                      -OR-

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to
                               ---------------------   --------------------

Commission file Number
                       ----------------------------------------------------

                                Tom's Foods Inc.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


         Delaware                                               58-1516963
-------------------------------                          ----------------------
(State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization                           Identification Number)

    900 8th Street, Columbus, Georgia                                  31902
-------------------------------------------------------------------------------
(Address of principal executive offices)                             (Zip Code)

Registrant's telephone number, including area code   (706) 323-2721


                                TOM'S FOODS INC.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         DELAWARE                                               58-1516963
(State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization                           Identification Number)

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

PRODUCTS AND PACKAGING

         The Company sells a wide variety of products in five principal categories: chips, sandwich crackers, baked goods, nuts and candy. The Company sells its products under the "Tom's" brand name and also manufactures products for delivery directly to national accounts and for other companies on a contract sales basis. The Company also promotes the sale of certain snack foods, confection products and hot and cold beverages of other companies which compliment the Company's product line.

DISTRIBUTION NETWORK

         The Company's products are primarily marketed through its network of independent distributors and Company owned routes: (i) directly to the public through vending machines, and (ii) to retail outlets through a direct store delivery system. The Company ships freshly-made merchandise each day directly to its distribution network, which, in turn, delivers products to retail outlets and vending machines.

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

ITEM 2.  PROPERTIES

         The Company owns and operates seven plants in five states. Sandwich crackers, baked goods, nuts and candy products are produced in three plants located in Columbus, Georgia, which is also the location of the Company's headquarters (the aggregate area of the Columbus facilities is approximately 580,000 SF). Chip products are manufactured in four plants located in Fresno, California (47,000 SF); Perry, Florida (111,000 SF); Knoxville, Tennessee (116,000 SF); and Corsicana, Texas (84,000 SF). The key markets in the southeastern and southwestern United States are served by the Perry, Columbus, Knoxville and Corsicana plants. The Fresno plant primarily services Arizona, California and Nevada and to a lesser extent Oregon and Washington. All of the Company's facilities have additional capacity, some of which is used to package products on a contract basis for other companies. The Company also leases certain properties in connection with its field sales activities and Company owned distribution routes.

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

                                    PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         Not applicable.

ITEM 6.  SELECTED FINANCIAL DATA

         Set forth below are certain summary historical financial data for the Company as of fiscal years 2001, 2000, 1999, 1998, and 1997. The selected historical financial information for the Company as of and for the full fiscal years indicated were derived from the financial statements for the Company which were audited by Arthur Andersen LLP, independent public accountants. Certain prior year amounts have been reclassified to conform to the current year presentation. The summary historical financial information set forth below should be read in conjunction with the financial statements of the Company and the notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included below.


                                TOM'S FOODS INC.
                           HISTORICAL FINANCIAL DATA

                                                                                Fiscal  Year  Ended
                                                      -------------------------------------------------------------------------
(dollars in thousands)                                Dec. 29, 2001   Dec. 30, 2000   Jan. 1, 2000  Jan. 2, 1999   Jan. 3, 1998
                                                      -------------   -------------   ------------  ------------   ------------
Income Statement Data:
Net sales                                               $ 210,507       $ 201,120       $ 203,559    $ 202,380       $ 212,648
Costs of goods sold                                      (127,274)       (121,086)       (124,632)    (123,228)       (131,454)
                                                        ---------       ---------       ---------    ---------       ---------
      Gross profit                                         83,233          80,034          78,927       79,152          81,194
Expenses and other income:
      Selling and administrative expenses                 (74,829)        (73,246)        (72,379)     (73,701)        (75,954)
      Amortization of goodwill and intangible assets       (1,727)         (1,714)         (1,678)      (1,677)         (1,677)
      Other income, net                                       727           1,286             828        1,902           1,138
      Restructuring and nonrecurring charges                 (864)(a)        (419)(b)           0       (3,224)(c)        (500)(d)
                                                        ---------       ---------       ---------    ---------       ---------
                                                          (76,693)        (74,093)        (73,229)     (76,700)        (76,993)
                                                        ---------       ---------       ---------    ---------       ---------
Income from operations                                      6,540           5,941           5,698        2,452           4,201
Interest expense, net                                      (7,615)         (8,381)         (8,317)      (8,629)        (10,093)
                                                        ---------       ---------       ---------    ---------       ---------
Loss before income taxes, extraordinary loss,
      and cumulative effect of accounting change           (1,075)         (2,440)         (2,619)      (6,177)         (5,892)
Provision for income taxes                                    153             141             134           50              50
                                                        ---------       ---------       ---------    ---------       ---------
Net loss before extraordinary loss and cumulative
      effect of accounting change                          (1,228)         (2,581)         (2,753)      (6,227)         (5,942)
Extraordinary loss from early extinguishment of debt         (117)(e)           0               0            0               0
Cumulative effect of accounting change                          0               0               0        1,050               0
                                                        ---------       ---------       ---------    ---------       ---------

Net loss                                                $  (1,345)      $  (2,581)      $  (2,753)   $  (5,177)      $  (5,942)
                                                        =========       =========       =========    =========       =========

Other Data:
Operating cash flow                                     $  10,324       $   8,664       $   9,708    $   2,153       $  10,506
Investing cash flow                                        (8,240)         (7,147)         (7,260)      (6,917)         (3,213)
Financing cash flow                                        (4,763)         (1,296)           (144)         364          (1,923)
EBITDA (f)                                                 16,642          15,389          14,455       11,227          13,128
Adjusted EBITDA (g)                                        17,506          15,808          14,455       14,444          13,628
Cash interest expense (h)                                   7,284           7,320           7,460        7,874           2,566
Amortization of deferred debt issuance costs
       included in interest expense                           526             517             500          493             115
Depreciation and amortization                              10,628           9,948           9,257        9,268           9,042
Capital expenditures                                        8,344           7,031           7,523        6,323           3,419
Ratio of Adjusted EBITDA to net interest expense (i)         2.30            1.89            1.74         1.54            1.35
Ratio of Adjusted EBITDA to cash interest expense (i)        2.40            2.16            1.94         1.83            5.31
Ratio of earnings to fixed charges (j)                       0.88            0.75            0.73         0.41            0.48
Balance Sheet Data (As of End of Period):
Working capital                                         $   6,413       $  12,348       $  12,630    $  13,069       $  12,792
Total assets                                              122,728         130,824         134,080      135,506         141,045
Total debt                                                 60,706          69,926          70,597       70,741          70,324
Class A preferred stock                                    10,000           9,761           8,811        7,911           7,167
Total shareholders' equity                                 21,487          22,821          25,402       28,155          32,832

Footnotes on following page.

Footnotes from previous page.

(a) In 2001, the Company recorded a nonrecurring charge of $864,000 for certain restructuring and nonrecurring expenses primarily associated with severance related benefits. See the Restructuring and Nonrecurring charges section under Item 7.

(b) In 2000, the Company recorded a nonrecurring charge of $419,000 for an unsuccessful acquisition attempt. See the Restructuring and Nonrecurring Charges Section under Item 7.

(c) In 1998, the Company recorded a nonrecurring charge of $3.2 million for certain restructuring charges and nonrecurring expenses and a bonus paid to management in connection with refinancing of the Company's debt in 1997 but deferred until 1998. See the Restructuring and Nonrecurring Charges Section under Item 7.

(d) In 1997, the Company recorded a nonrecurring charge of $500,000 for a bonus paid by the Company to management in connection with the refinancing of the Company's debt. See the Restructuring and Nonrecurring Charges section under Item 7.

(e) In 2001, the Company recorded an extraordinary charge of $117,000 for the early retirement of $9.0 million of its outstanding Industrial Revenue Bonds. See the Extraordinary charges section under Item 7.

(f) Earnings before interest, taxes, depreciation and amortization ("EBITDA") represents the sum of income (loss) before income taxes plus interest expense, depreciation and amortization less amortization of deferred debt issuance costs included in interest expense. EBITDA is a widely accepted measure of a company's ability to incur and service debt, to undertake capital expenditures, and to meet working capital requirements. EBITDA is not a measure of financial performance under generally accepted accounting principles ("GAAP") and should not be considered an alternative either to net income as an indicator of the Company's operating performance or as an indicator of the Company's liquidity.

(g) "Adjusted EBITDA" is EBITDA excluding restructuring and nonrecurring charges of $864,000 for fiscal 2001, $419,000 for fiscal 2000, $3.2 million for fiscal 1998, and $500,000 for fiscal 1997. There were no restructuring and nonrecurring charges in fiscal 1999.

(h) Cash interest expense is net interest expense less amounts not paid in cash for the period indicated including interest accrued on Class A preferred stock of $239,000 for fiscal 2001, $950,000 for fiscal 2000, $900,000 for fiscal 1999, $744,000 for fiscal 1998, and $167,000 for fiscal 1997 and interest accrued on the TFH Debt of $6.4 million in fiscal 1997.

(i) Ratio of Adjusted EBITDA to interest expense or cash interest expense represents Adjusted EBITDA divided by net interest expense or cash interest expense.

(j) For the purpose of computing the ratio of earnings to fixed charges, "earnings" consists of operating income (loss) before income taxes, extraordinary loss, and cumulative effect of accounting change plus fixed charges, and "fixed charges" consists of net interest expense and the portion of rental expense deemed representative of the interest factor of $1.5 million in 2001, $1.3 million for 2000 and $1.2 million for 1999. (See Exhibit 12).

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CRITICAL ACCOUNTING POLICIES

         The Company has identified certain accounting policies as critical to its business operations and the understanding of its results of operations including policies relating to revenue recognition, hedging transactions, and the adoption of new accounting pronouncements pertaining to revenue recognition and the treatment of goodwill and intangible assets. The impact and any associated risks related to these policies on the Company's business operations are discussed throughout Management's Discussion and Analysis of Financial Condition and Results of Operations where such policies affect reported and expected financial results. For a detailed discussion on the application of these and other accounting policies, see Note 1 in the Notes to the Consolidated Financial Statements in Item 14 of this Annual Report on Form 10-K, beginning on page 20. Note that the Company's preparation of this Annual Report on Form 10-K requires the use of estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of the Company's financial statements, and the reported amounts of revenue and expenses during the reporting period. There can be no assurance that actual results will not differ from those estimates.

RESULTS OF OPERATIONS

                                TOM'S FOODS INC.
                  FISCAL YEAR ENDED DECEMBER 29, 2001 COMPARED
                     TO FISCAL YEAR ENDED DECEMBER 30, 2000
                                 (in thousands)

                                                                                 Fiscal Year Ended
                                                              --------------------------------------------------------------
                                                                December  29,  2001                  December  30,  2000
                                                              -------------------------            -------------------------
Net sales                                                     $ 210,507           100.0%           $ 201,120           100.0%
Cost of goods sold                                             (127,274)          (60.5)            (121,086)          (60.2)
                                                              ---------           -----            ---------           -----
   Gross profit                                                  83,233            39.5               80,034            39.8
Selling and administrative expenses                             (74,829)          (35.5)             (73,246)          (36.4)
Amortization of goodwill, intangible assets
     and refinancing costs                                       (1,727)           (0.8)              (1,714)           (0.9)
Other income, net                                                   727             0.3                1,286             0.6
Restructuring and nonrecurring charges                             (864)           (0.4)                (419)           (0.2)
                                                              ---------           -----            ---------           -----

   Income from operations                                         6,540             3.1                5,941             3.0
Interest expense, net                                            (7,615)           (3.6)              (8,381)           (4.2)
                                                              ---------           -----            ---------           -----
   Loss before income taxes and extraordinary loss               (1,075)           (0.5)              (2,440)           (1.2)
Provision for income taxes                                          153             0.1                  141             0.1
                                                              ---------           -----            ---------           -----
    Net loss before extraordinary loss                        $  (1,228)           (0.6)           $  (2,581)           (1.3)
Extraordinary loss from early extinguishment of debt               (117)           (0.1)                   0             0.0

   Net loss                                                   $  (1,345)           (0.6)%          $  (2,581)           (1.3)%
                                                              =========            ====            =========            ====

Adjusted EBITDA                                               $  17,506             8.3%           $  15,808             7.9%
Depreciation and amortization                                 $  10,628             5.0%           $   9,948             4.9%

         FISCAL YEAR ENDED DECEMBER 29, 2001 COMPARED TO FISCAL YEAR ENDED DECEMBER 30, 2000

         Net Sales

         Net sales for fiscal 2001 were $210.5 million, an increase of $9.4 million, or 4.7%, compared to $201.1 reported for the 2000 comparable year due to increases in branded and contract manufactured sales volume.

         Gross Profit

         Gross Profit for fiscal 2001 increased $3.2 million, or 4.0%, compared to fiscal 2000 due to the increase in sales, favorable raw material costs, and continued efficiency improvements.

         Selling and Administrative Expenses

         Selling and administrative expenses increased $1.6 million, or 2.2%, compared to fiscal 2000 due to an increase in the number of Company-owned and operated routes.

         Amortization of Goodwill and Intangible Assets

         Goodwill and intangible assets arose during the acquisition of the Company in May 1993. The Company has attributed the goodwill and intangible assets to its distribution system, an assembled staff, various trademarks and goodwill. These items are being amortized using the straight-line method over their estimated useful life. The amortization expense for both fiscal 2001 and 2000 was $1.7 million.

         Other Income (Expense)

         Other income decreased $559,000 from the comparable 2000 year to $727,000 due primarily to lower commission income from affiliated suppliers.

         Restructuring and Nonrecurring Charges

         In 2001, the Company recorded $864,000 in nonrecurring charges for expenses related to severance and reorganization costs as well as expenses associated with the Preferred A debt conversion study.

         Adjusted EBITDA

         Reported EBITDA for fiscal 2001 was $16.6 million including restructuring and nonrecurring charges of $864,000 which, if added back produces an Adjusted EBITDA (exclusive of restructuring and nonrecurring charges) of $17.5 million, an increase of $1.7 million, or 10.7%, over the Adjusted EBITDA of $15.8 million for fiscal 2000.

         Interest Expense

         Interest expense, net of interest income, decreased to $7.6 million for fiscal 2001 from $8.4 million for fiscal 2000. Average outstanding revolving debt obligations for fiscal 2001 were higher than 2000's average revolving debt borrowings, while the average effective interest rate on the Company's line of credit of 7.3% for fiscal 2001 decreased 2.9 percentage points from 2000's average effective interest rate of 10.2%. Additionally, interest expense recorded for the Company's Preferred A stock decreased by $711,000 for 2001 versus 2000. In connection with the October 1997 debt refinancing, the Company incurred $3.5 million in transaction costs which were capitalized and are being amortized over the seven year term of the new Senior Notes. Additionally, $102,000 in transaction costs incurred in connection with the Company's renewal of its revolving line of credit were capitalized in 2000 and are being amortized over four years. The amortization of these costs, recorded as interest expense, was $526,000 for the year ended December 29, 2001 and $500,000 for the year ended December 30, 2000, respectively.

         Provision for Federal and State Income Taxes

         For fiscal 2001 and 2000, the Company estimated that it would have no Federal tax obligation due to loss carryforwards from prior years, however, the Company did provide for certain state income and franchise tax obligations in both years. At the end of fiscal 2001, the Company had a net operating loss carryforward of approximately $49.7 million which begins to expire in fiscal 2008.

         Extraordinary Charges

         In 2001, the Company incurred an extraordinary loss of $117,000 from the early retirement of the 6.75% Taylor County, Florida and the 6.50% Knox County, Tennessee Industrial Development Revenue Bonds, which had a $9.0 million outstanding principal balance prior to the retirement.

         Net Loss

         As a result of the above, the Company recorded a fiscal 2001 net loss of $1.3 million, compared to a net loss of $2.6 million for the comparable period in 2000.

                                TOM'S FOODS INC.
                  FISCAL YEAR ENDED DECEMBER 30, 2000 COMPARED
                      TO FISCAL YEAR ENDED JANUARY 1, 2000
                                 (in thousands)

                                                                              Fiscal Year Ended
                                                       --------------------------------------------------------------------
                                                           December  30,  2000                        January  1,  2000
                                                       ---------------------------              ---------------------------
Net sales                                              $ 201,120             100.0%             $ 203,559             100.0%
Cost of goods sold                                      (121,086)            (60.2)              (124,632)            (61.2)
                                                       ---------             -----              ---------             -----
   Gross profit                                           80,034              39.8                 78,927              38.8
Selling and administrative expenses                      (73,246)            (36.4)               (72,379)            (35.6)
Amortization of goodwill, intangible assets
     and refinancing costs                                (1,714)             (0.9)                (1,678)             (0.8)
Other income, net                                          1,286               0.6                    828               0.4
Restructuring and nonrecurring charges                      (419)             (0.2)                     0               0.0
                                                       ---------             -----              ---------             -----

   Income from operations                                  5,941               3.0                  5,698               2.8
Interest expense, net                                     (8,381)             (4.2)                (8,317)             (4.1)
                                                       ---------             -----              ---------             -----
   Loss before income taxes                               (2,440)             (1.2)                (2,619)             (1.3)
Provision for income taxes                                   141               0.1                    134               0.1
                                                       ---------             -----              ---------             -----

   Net  loss                                           $  (2,581)             (1.3)%            $  (2,753)             (1.4)%
                                                       =========              ====              =========              ====

Adjusted EBITDA                                        $  15,808               7.9%             $  14,455               7.1%
Depreciation and amortization                          $   9,948               4.9%             $   9,257               4.5%

         Net Sales

         Net sales for fiscal 2000 were $201.1 million, a decrease of $2.5 million, or 1.2%, compared to $203.6 reported for the 1999 comparable year.

         Gross Profit

         Gross Profit for fiscal 2000 increased $1.1 million, or 1.4%, compared to fiscal 1999 due to favorable raw material costs as well as continued efficiency improvements.

         Selling and Administrative Expenses

         Selling and administrative expenses increased $867,000, or 1.2%, compared to fiscal 1999 due in large part to increased fuel costs and an increase in the number of Company-owned and operated routes.

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

         Adjusted EBITDA

         Reported EBITDA for fiscal 2000 was $15.4 million including restructuring and nonrecurring charges of $419,000 discussed above which, if added back produces an Adjusted EBITDA (exclusive of restructuring and nonrecurring charges) of $15.8 million, an increase of $1.4 million, or 9.4%, over the EBITDA of $14.4 million for fiscal 1999.

         Interest Expense

         Interest expense, net of interest income, increased slightly to $8.4 million for fiscal 2000 from $8.3 million for fiscal 1999. Average outstanding debt obligations for fiscal 2000 were slightly higher than 1999's average borrowings, while the average effective interest rate of 10.2% for fiscal 2000 decreased 0.1 percentage points from 1999's average effective interest rate of 10.3%. In connection with the October 1997 debt refinancing, the Company incurred $3.5 million in transaction costs which were capitalized and are being amortized over the seven year term of the new Senior Notes. The amortization of these costs, recorded as interest expense, was $500,000 for both years ended December 30, 2000 and January 1, 2000, respectively.

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

RESULTS OF OPERATIONS

         Liquidity and Capital Resources

         On October 14, 1997, the Company issued (the "Offering") $60 million of its 10.5% Senior Secured Notes (the "Notes") due November 1, 2004. The Notes are secured by a first lien on and security interest in substantially all of the assets and properties owned by the Company, except those that are security for other debt obligations. The indenture governing the Notes has certain covenants including, without limitation, covenants limiting the incurrence of additional indebtedness, assets sales, investments, restricted payments and liens. Except in certain circumstances, the Company may not redeem the Notes prior to November 1, 2001, and following that date, the Company may redeem the Notes in whole or in part at redemption prices, as defined. In connection with the Offering, the Company incurred $3.5 million in fees and expenses which were capitalized and are being amortized over the seven year term of the Notes. As of December 29, 2001, the accumulated amortization of these costs equaled approximately $2.2 million.

         On January 31, 2000, the Company entered into a new revolving credit facility which matures on January 31, 2004 providing for a $17,000,000 revolving loan facility and letter-of-credit accommodations. Under the new loan agreement, the revolving loan is based on 85% of all eligible accounts, plus 55% of the value of eligible inventory, plus 10% of packaging materials, all as defined. The interest rate for the new revolving facility is the prime rate of interest or, at the Company's option, LIBOR plus 2.0%. The new revolving credit agreement requires the Company to maintain certain financial ratios relating to fixed charge coverage, working capital, and minimum borrowing availability, as defined. The Company's revolving loan facility is secured by a first lien on and security interest in the inventory and receivables of the Company and certain related Collateral.

         As of December 29, 2001, the Company had retired all of its outstanding obligations under certain industrial development revenue bonds related to its plants located in Florida and Tennessee. The industrial development revenue bonds had been secured by certain real property and equipment of the Company. The aggregate balance outstanding was $9.0 million prior to retirement. Funds for the retirement were provided by internally generated cash flow, release of a $1.8 million escrow fund related to the bonds, and temporary use of the Company's revolving credit facility.

         As of December 29, 2001, the Company also had $706,000 outstanding under several long term notes due to former distributors who sold their businesses to the Company. These notes are due in various amounts, typically paid monthly, with $251,000 due in fiscal 2002.

         The Company's cash flow requirements are for working capital, capital expenditures and debt service. The Company has met its liquidity needs to date through internally generated funds and its revolving line of credit. As of December 29, 2001, the Company had an outstanding loan balance of $3.1 million and $3.0 million outstanding in letters of credit under the revolving line and had $9.9 million in borrowing availability thereunder.

         The Company's working capital decreased to $6.4 million as of December 29, 2001 from $12.3 million in the same period in 2000. The Company's working capital decreased to $12.3 million at December 30, 2000 from $12.6 million at January 1, 2000. Net cash provided by operating activities was $10.3 million for fiscal 2001 as compared to $8.7 million for fiscal 2000.

         Capital expenditures were $8.3 million, $7.0 million and $7.5 million in fiscal 2001, 2000, and 1999, respectively. For fiscal 2001, 2000, and 1999, respectively, the Company spent $3.0 million, $3.2 million, and $4.2 million on its manufacturing facilities, and $5.3 million, $3.1 million, and $3.2 million on distributor acquisitions, distribution equipment, information technology and other investments. The Company also utilizes operating leases for capital equipment, primarily for over the road trucks and trailers, route delivery trucks used on Company owned routes and passenger vehicles. All operating leases are treated as operating expenses and the related cash flow impact is reflected in cash flows from operating activities.

         Net cash used in financing activities was $4.8 million, $1.3 million, and $144,000 for fiscal 2001, 2000, and 1999, respectively. These amounts were directly related to debt service obligations under the industrial revenue bond agreements and distributor notes.

         The Company is in compliance with all of its debt covenants. The Company believes that internally generated funds and amounts which will be available to it under the revolving line of credit are and will continue to be sufficient to satisfy its operating cash requirements, planned capital expenditures, and long term debt obligations as they come due.

NEW ACCOUNTING PRONOUNCEMENTS

         In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations," effective July 1, 2001 and SFAS No. 142, "Goodwill and Other Intangible Assets," effective for the Company for its fiscal year beginning on December 30, 2001. SFAS No. 141 prohibits pooling of interests accounting for acquisitions initiated after June 30, 2001 and broadens the criteria for recording intangible assets separate from goodwill. SFAS No. 142 requires the Company to cease amortizing goodwill that existed at June 30, 2001 for all periods after December 29, 2001 and any goodwill resulting from acquisitions completed after June 30, 2001 will not be amortized. SFAS No. 142 also establishes a new method of testing goodwill for impairment. The provisions of SFAS No. 142 will be adopted by the Company for its fiscal year beginning on December 30, 2001. Early adoption of SFAS No. 142 is not permitted nor is retroactive application to prior period financial statements. The Company expects that the adoption of these accounting standards will result in certain of the intangibles being subsumed into goodwill and will result in the discontinuation of amortization of these assets and goodwill; additionally, impairment reviews may result in future periodic write-downs of the carrying value of goodwill. The Company expects to complete its initial goodwill impairment tests by March 23, 2002 and will record any impairment loss as a change in accounting principle in accordance with SFAS No. 142. As a result of the adoption of SFAS No. 142 on December 30, 2001, goodwill and certain intangible assets will no longer be amortized and accordingly, the Company's net loss is expected to decrease in fiscal 2002. The Company estimates that approximately $986,000 of amortization expense recorded in 2001 will not be recorded in 2002 as a result of adopting SFAS No. 142. The Company is currently assessing the impact that adoption will have on the carrying value of goodwill.

         In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 is effective for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years and should be applied prospectively. SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. It supersedes SFAS No 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and requires that discontinued operations be measured at the lower of the carrying amount or fair value less cost to sell. The Company is currently evaluating the impact of this statement on its financial statements but does not expect its adoption to have a material impact on the results of operations or financial position.

         During 2000, the FASB's Emerging Issues Task Force ("EITF") added to its agenda various issues that impact the income statement classification of certain sales and marketing promotional payments. In May 2000, the EITF reached a consensus on Issue 00-14, "Accounting for Certain Sales Incentives." Issue 00-14 addresses the recognition and income statement classification of various sales incentives. Among its requirements, the consensus requires costs related to customer price reductions at the point of sale and other product promotions currently classified as marketing costs to be classified as a reduction of revenue. In April 2001, the EITF delayed the effective date for this consensus until 2002. The impact of adopting this consensus for the years ended December 29, 2001, December 30, 2000, and January 1, 2000 would have reduced selling and administrative expenses and net sales by approximately $8.7 million, $9.0 million, and $8.3 million, respectively. In April 2001, the EITF reached a consensus on Issue 00-25, "Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products." Issue 00-25 addresses the income statement classification of consideration, other than that directly addressed in Issue 00-14, from a vendor to a reseller or another party that purchases the vendor's products. This consensus is effective for 2002 and is not expected to have a material impact on the Company's financial statements.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Raw materials used by the Company are subject to price volatility caused by weather, government farm programs, global supply and demand, and other unpredictable factors. To manage potential volatility in raw material prices, the Company from time to time enters into commodity future and option contracts, which are less than one year in duration. The Company's Board-approved policy is to use such commodity derivative financial instruments only to the extent necessary to manage these raw material price exposures. The Company does not use these financial instruments for speculative purposes. These commodity instruments are marketable exchange traded contracts designated as hedges, and the changes in the market value of such contracts have a high correlation to the price changes of the hedged commodity. As of December 29, 2001, the Company had no futures contracts in wheat, soybean oil, corn, diesel, or natural gas.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The financial statements as of December 29, 2001 and December 30, 2000 together with the auditor's report are in Exhibit 14(a).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The directors and executive officers of the Company are as follows:

NAME                                    AGE         POSITION(S)
----                                    ---         -----------
Michael E. Heisley, Sr.                  65         Director
Rolland G. Divin                         55         President, Chief Executive Officer and Director
Stanley H. Meadows (a)                   57         Assistant Secretary and Director
Emily Heisley Stoeckel                   38         Director
Andrew G. C. Sage II (a)                 76         Director
Timothy J. Healy (a)                     54         Director
S. Albert Gaston                         42         Senior Vice President and Chief Financial Officer
Gerald R. Barker                         55         Senior Vice President -- Marketing
Wyatt F. Hearp                           55         Senior Vice President -- Manufacturing
Paul C. Serff                            63         Senior Vice President -- Human Resources

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

         S. Albert Gaston. Mr. Gaston has been the Senior Vice President and Chief Financial Officer of the Company since April 1995. From November 1989 to April 1995, Mr. Gaston was the Vice President and Chief Financial Officer of Apache Products Company, a building materials manufacturer and distributor headquartered in Meridian, Mississippi. Mr. Gaston is a CPA and received his bachelor's degree in business administration from Millsaps College in 1981 and his master's degree in business administration from Southern Methodist University in 1987.

         Gerald R. Barker. Mr. Barker has been the Senior Vice President -- Marketing of the Company since August 1995. Prior to joining the Company, Mr. Barker served as a marketing officer for Borden Inc., a national brand food company, in Atlanta, Georgia from September 1987 through June 1995. Mr. Barker has a bachelor's degree in economics degree from State University of New York in 1969 and a master's degree in business administration from Arizona State University in 1974.

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

ITEM 11. EXECUTIVE COMPENSATION

         The following table sets forth information with respect to all compensation paid or earned for services rendered to the Company in 2001 by the Company's chief executive officer and the Company's next four most highly compensated executive officers (each, a "Named Officer"):

                           SUMMARY COMPENSATION TABLE

                                                                                        ANNUAL
NAME                           PRINCIPAL POSITION SALARY                              COMPENSATION          BONUS(*)
----                           -------------------------                              ------------          --------
Rolland G. Divin               President, Chief Executive Officer
                                 and Director                                            $390,000          $287,840

S. Albert Gaston               Senior Vice President and Chief
                                 Financial Officer                                        190,083            93,768

Wyatt F. Hearp                 Senior Vice President --
                                 Manufacturing/Distribution                               171,084            84,158

Gerald R. Barker               Senior Vice President -- Marketing                         162,975            72,921

Paul C. Serff                  Senior Vice President --
                                 Human Resources                                          138,648            66,678

(*) These payments are for the 2001 Management Incentive Compensation Plan and will be paid prior to 3/31/02.

DEFINED BENEFIT RETIREMENT PLANS

         The Company has two noncontributory defined benefit retirement plans (the "Hourly Plan" and the "Salaried Plan") which cover substantially all full-time employees who are at least 21 years of age. The Company also has a non-qualified pension plan ("non-qualified Plan") covering only certain salaried employees. The plans provide for payment of monthly benefits to participants upon their reaching normal retirement dates. Benefit amounts are determined by a benefit formula which considers length of service and average salary for the Salaried Plan and the non-qualified Plan and length of service multiplied by a fixed rate, as determined by the Company, for the Hourly Plan.

         Salaried Plan. For those employees participating in the Salaried Plan, the Company estimates that the following annual benefits would be payable to a participant retiring at 65 in 2002 at the following compensation and year-of-service classifications:

              TOM'S FOODS INC. PENSION PLAN FOR SALARIED EMPLOYEES
                        Annual Pension Payable at Age 65

                                                               YEARS OF SERVICES
                            ----------------------------------------------------------------------------------------
COMPENSATION (A)               5              10              15              20               25         30 OR MORE
----------------            ------          ------          ------          ------           ------       ----------
$100,000                     6,514          13,028          19,542          26,056           32,570         39,083
$125,000                     8,389          16,778          25,167          33,556           41,945         50,333
$150,000                    10,264          20,528          30,792          41,056           51,320         61,583
$200,000                    14,014          28,028          42,042          56,056           70,070         84,083
$300,000                    14,014          28,028          42,042          56,056           70,070         84,083
$500,000                    14,014          28,028          42,042          56,056           70,070         84,083

(a) Compensation is assumed to be constant. Table is based on covered compensation of $39,444 for a participant turning 65 in 2002. The IRC
         Section 401(a)(17) limit on compensation is assumed constant at the 2002 level of $200,000.

         The compensation used to determine a person's benefits under the Salaried Plan and the non-qualified Plan includes such person's salary and annual bonus, whether or not deferred. The current compensation for each of the Named Officers is identical to the amounts listed in the Summary Compensation Table. The estimated credited years of service at the end of fiscal 2001 for each of the Named Officers are 7.0 years for Mr. Divin, 6.7 years for Mr. Gaston, 6.3 years for Mr. Barker, 14.4 years for Mr. Serff and 28.6 years for Mr. Hearp.

         Non-qualified Plan. The Supplemental Employee Retirement Plan of Tom's Foods Inc. (the "SERP") provides employees designated by the Company with certain pension benefits upon retirement on or after age 58 (55 for certain employees) in order to supplement benefits provided under the Company's qualified plans and Social Security. The SERP generally provides for lifetime benefits of 50.0% of average monthly compensation less 50.0% of primary Social Security, reduced for service less than 30 years and receipt prior to age 62 1/2, and further offset by the actuarial value of prior cash payments. Of the five Named Officers, only Mr. Serff participates in the SERP. The Company estimates that the annual benefits payable to Mr. Serff at normal retirement age pursuant to the SERP would be $32,400.

         Hourly Plan. The Hourly Plan provides hourly employees with certain pension benefits upon retirement on or after age 55 if the employees worked five or more years prior to termination. Generally, the plan provides for monthly pension benefits based only on a participant's years of service. None of the Named Officers participate in this plan.

EMPLOYMENT AGREEMENTS

         The Company has entered into employment agreements with Mr. Divin, the Company's President and Chief Executive Officer, and Mr. Serff, the Company's Sr. Vice President -- Human Resources. The employment agreement with Mr. Divin provides for an ongoing 12-month term and is terminable by the Company upon 60 days prior notice. If the Company terminates the agreement without cause, if Mr. Divin resigns because of a material breach by the Company or if Mr. Divin's responsibilities are materially diminished after a change in control of the Company, the Company will be required to pay Mr. Divin severance payments of up to a maximum of 12 months of salary. The employment agreement with Mr. Serff provides for an ongoing 24-month term. Should the Company terminate Mr. Serff's employment without cause, the Company is required to pay Mr. Serff severance payments for the remainder of the term, or a minimum of 24 months based on his then-current salary. Each of Mr. Divin's and Mr. Serff's employment agreements contains a covenant not to compete with the Company within certain geographic areas for up to one year following the respective officer's resignation or termination. Mr. Gaston and Mr. Barker also are entitled to severance payments of up to a maximum of 12 months salary in certain circumstances.

INCENTIVE COMPENSATION PLANS

         Management Incentive Compensation Plan. The Company's Management Incentive Compensation Plan (the "Management Incentive Plan") is administered by the Compensation Committee of the Board of Directors and applies to those key employees designated by the President and Chief Executive Officer. The terms and conditions upon which awards become payable are determined by the Compensation Committee and subject to approval by the Board of Directors. Target incentive amounts are expressed as a percentage of the key employees' salary and actual incentive amounts are provided based on the Company's achievement of certain criteria, including profit and sales performance objectives. Each of the Named Officers, as well as other key employees, participated in the Management Incentive Plan in fiscal 2001.

         Executive Incentive Plan. The Company's Executive Incentive Plan (the "Executive Incentive Plan") applies to Mr. Divin, Mr. Gaston and Mr. Barker (collectively, the "Participants"). Each of the Participants has an option to acquire his allocated share of 20.0% of the Preferred Stock (including any liquidation preferences accruing thereon) issued to TFH Corp. ("TFH"), the Company's parent, in satisfaction of the TFH Debt. The options, which are allocated 60.0% to Mr. Divin, 20.0% to Mr. Gaston and 20.0% to Mr. Barker, were fully exercised by all three executives during 2001. The aggregate exercise price for the options was $1,000. A charge to compensation expense upon the exercise equal to the fair market value of the options less the amount paid by Mr. Divin, Mr. Gaston and Mr. Barker was charged to compensation expense in 2001.

         The Executive Incentive Plan further provided the Participants with a cash payment in an aggregate amount of $1.0 million. 50.0% of such amount was paid upon consummation of the October 1997 Offering and 50.0% was paid on December 31,1998. Funds for these payments were the obligation of and were provided by TFH. The first payment resulted in a $500,000 charge to compensation expense of the Company upon consummation of the Offering in October 1997. The second payment was made as scheduled resulting in a $500,000 charge to compensation expense in 1998.

         All obligations to the Participants pursuant to the Executive Incentive Plan are obligations solely of TFH, not of the Company.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The issued and outstanding Common Stock of the Company consists of 5,000 shares, 4,000 of which (80.0%) are held by TFH and 1,000 of which (20.0%) are held by Tom's Foods Capital Corporation ("TFCC"). All of the outstanding shares of Preferred Stock of the Company, which are non-voting, are held by TFH and Messrs. Divin, Gaston, and Barker, who, in accordance with the Executive Incentive Plan, exercised their options during 2001 to acquire 12.0%, 4.0% and 4.0%, respectively, of the Preferred Stock issued to TFH. See "Executive Compensation -- Incentive Compensation Plans -- Executive Incentive Plan."

         Under the terms of a Stockholders' Agreement among all of the common stockholders of TFH (the "TFH Stockholders' Agreement"), Heico Holding, Inc. ("Heico Holding") is entitled to elect a majority of the Boards of Directors of each of TFH and the Company. Michael E. Heisley, Sr., a Director of the Company, holds substantially all of the voting securities of Heico Holding. Under the terms of a Stockholders' Agreement among all of the Stockholders of TFCC (the "TFCC Stockholders' Agreement"), Mr. Heisley is entitled to designate a majority of the Board of Directors of TFCC. As a result of the foregoing, Mr. Heisley has beneficial ownership of all of the outstanding capital stock of the Company.

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

         The capitalization of TFCC consists of 30,750 shares of Class A 6% Cumulative Convertible Preferred Stock (the "TFCC Class A Preferred Stock"), 867 shares of Class B Preferred Stock, 2,225.35 shares of Class C 6% Cumulative Convertible Preferred Stock (the "TFCC Class C Preferred Stock"), 8,750 shares of Class D 6% Cumulative Convertible Preferred Stock (the "TFCC Class D Preferred Stock") and 410,734 shares of common stock (the "TFCC Common Stock"). Each share of TFCC Class A

Preferred Stock, TFCC Class C Preferred Stock and TFCC Class D Preferred Stock is convertible into 34.9895 shares of TFCC Common Stock and has a liquidation preference of $1,000 plus unpaid dividends which have accrued since May 13, 1993. TFCC Class A Preferred Stock and TFCC Class D Preferred Stock rank pari passu and senior to all other TFCC preferred stock. The TFCC Class A Preferred Stock and TFCC Class C Preferred Stock are entitled to 34.9895 votes per share and vote together with TFCC Common Stock in all matters upon which such holders are entitled to vote. TFCC Class B Preferred Stock and TFCC Class D Preferred Stock are generally non-voting. Allstate and its affiliates hold 20,000 shares of TFCC Class A Preferred Stock with 44.7% of the voting power of the outstanding voting securities of TFCC. Hosier holds 8,750 shares of TFCC Class A Preferred Stock with 19.6% of the voting power of the outstanding voting securities of TFCC. Heico Holding holds 2,000 shares of TFCC Class A Preferred Stock and 160,596 shares of TFCC Common Stock and TF Partners, an affiliate of Mr. Heisley, holds 150,862 shares of TFCC Common Stock. Heico Holding and TF Partners together hold voting securities with 24.4% of the voting power of the outstanding voting securities of TFCC. In addition, Allstate is entitled to designate two members of the Board of Directors of TFCC. Of the Named Officers, each of Rolland G. Divin, S. Albert Gaston and Paul C. Serff beneficially owns 48,664, 9,733 and 11,680 shares of TFCC Common Stock, respectively, or 3.1%, 0.6% and 0.7%, respectively, of the voting power of the outstanding voting securities of TFCC.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Beginning with fiscal 1994, the Company has entered into consulting arrangements with Michael E. Heisley, Sr. and Thomas C. Mattick, Directors of the Company, for provision of consulting services to the Company. In respect of such consulting services, aggregate payments of $200,000 were made during 2001. Mr. Mattick retired as a Director during 2000.

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

         In December 1999, the stockholders of TFH renewed their letters of credit posted in the aggregate face amount of $10.0 million in support of the Company's outstanding Industrial Development Revenue Bonds. The letters of credit replaced previous letters of credit that expired at the end of 1999. The full amount of these letters of credit was released with the retirement of all of the Company's outstanding Industrial Development Revenue Bonds during 2001. Also during 2001, the stockholders of TFH provided letters of credit in support of the Company's revolving credit facility. The aggregate face amount outstanding under these letters of credit was reduced to $1.0 million in January 2002.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

14  (A)  DOCUMENT LIST

1.       Financial Statements

                  Description                                                                               Page
         Report of Independent Public Accountants                                                            20

         Balance Sheets as of December 29, 2001 and December 30, 2000                                        21

         Statements of Operations for the years ended December 29, 2001,
         December 30, 2000, and January 1, 2000                                                              23

         Statements of Changes in Shareholders' Equity for the years
         ended December 29, 2001, December 30, 2000, and January 1, 2000                                     24

         Statements of Cash Flows for the years ended December 29, 2001,
         December 30, 2000, and January 1, 2000                                                              25

         Notes to Financial Statements                                                                       26

2.       Financial Statement Schedules

         Description                                                                                        Page

         Report of Independent Public Accountants on Financial
         Statement Schedule                                                                                   39

         Valuation and Qualifying Accounts                                                                    40

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

10.1     The form of the Company's Distributor Agreement, filed as Exhibit 10.8 to the Registration Statement, is incorporated herein by reference.

10.2     The Subordination Agreement, dated as of October 14, 1997, by and between IBJ Schroder Bank & Trust Company and TFH Corp., filed as Exhibit 10.9 to the Registration Statement, is incorporated herein by reference.

10.3     The Employment Agreement, dated as of January 6, 1995, by and between the Company and Rolland G. Divin, filed as Exhibit 10.12 to the Registration Statement, is incorporated herein by reference.

10.4     The Employment Agreement, dated as of May 16, 1991 and as amended July 9, 1992, by and between the Company and
         Paul C. Serff, filed as Exhibit 10.13 to the Registration Statement, is incorporated herein by reference.

10.5     The Employment Agreement, dated as of October 14, 1997, by and between the Company and Gerald Barker, filed as Exhibit 10.14 to the Registration Statement, is incorporated herein by reference.

10.6     The Employment Agreement, dated as of October 14, 1997, by and between the Company and S. Albert Gaston, filed as Exhibit 10.15 to the Registration Statement, is incorporated herein by reference.

10.7     The Registration Rights Agreement, dated as of October 14, 1997, by and between the Company and TFH Corp., filed as Exhibit 10.16 to the Registration Statement, is incorporated herein by reference.

10.8     The Company's "Executive Incentive Plan", filed as Exhibit 10.17 to the Registration Statement, is incorporated herein by reference.

10.9     Loan and Security Agreement, dated as of January 31, 2000, by and among the Company, the financial institutions that are from time to time party thereto, and Fleet Capital Corporation, as Agent thereunder, filed as
         Exhibit 10.1 to the 1st Quarter 2000 Form 10-Q and is incorporated herein by reference.

10.10    Intercreditor Agreement, dated as of January 31, 2000, between Fleet Capital Corporation, as Agent, and The Bank of New York, as successor to IBJ Whitehall & Trust Company (former known as IBJ Schroder Bank &
         Trust Company), filed as Exhibit 10.2 to the 1st Quarter 2000 Form 10-Q and is incorporated herein by reference.

10.11    First Amendment to Loan and Security Agreement, dated as of July 31, 2001, by and among the Company, the financial institutions that are from time to time party thereto, and Fleet Capital Corporation, as
         Agent thereunder, filed as Exhibit 10.1 to the Third Quarter 2001 Form 10-Q, is incorporated herein by reference.

10.12    Letters of Credit of the shareholders of TFH Corp., each dated as of September 27, 2001, September 38, 2001, or December 21, 2001, are filed herewith as Exhibit 10.12.

12       Statement Regarding Computation of Ratio of Earnings to Fixed Charges is filed herewith as Exhibit 12.

14       (B) REPORTS

         No Current Report on Form 8-K was required to be filed by the Company during the last quarter of the period covered by this report.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To Tom's Foods Inc.:


We have audited the accompanying balance sheets of TOM'S FOODS INC. (a Delaware corporation) as of December 29, 2001 and December 30, 2000 and the related statements of operations, changes in shareholders' equity, and cash flows for each of the three years in the period ended December 29, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Tom's Foods Inc. as of December 29, 2001 and December 30, 2000, and the results of its operations and its cash flows for each of the three years in the period ended December 29, 2001 in conformity with accounting principles generally accepted in the United States.




Atlanta, Georgia
February 7, 2002

                                TOM'S FOODS INC.


                                 BALANCE SHEETS

                       (IN THOUSANDS, EXCEPT SHARE DATA)



                                     ASSETS

                                                                                   DECEMBER 29,          December 30,
                                                                                      2001                  2000
                                                                                   ------------          ------------
CURRENT ASSETS:
    Cash and short-term investments                                                 $   2,933             $   5,612
    Accounts and notes receivable, net                                                 11,391                13,548
    Inventories:
       Raw materials                                                                    2,415                 2,367
       Packaging materials                                                              2,099                 1,977
       Finished goods and work in progress                                              5,639                 5,592
    Spare parts inventories                                                             2,305                 2,377
    Other current assets                                                                1,887                 1,387
                                                                                    ---------             ---------
              Total current assets                                                     28,669                32,860
                                                                                    ---------             ---------
PROPERTY, PLANT, AND EQUIPMENT:
    Land and land improvements                                                          5,871                 5,784
    Buildings                                                                          18,056                17,505
    Machinery, equipment, and vehicles                                                 52,946                50,392
    Vending and other distribution equipment                                           12,183                10,672
    Furniture and fixtures                                                             15,585                13,318
    Construction in progress                                                            5,253                 4,953
                                                                                    ---------             ---------
              Total property, plant, and equipment                                    109,894               102,624
    Accumulated depreciation                                                          (60,745)              (53,017)
                                                                                    ---------             ---------
              Net property, plant, and equipment                                       49,149                49,607
                                                                                    ---------             ---------

NONCURRENT NOTES RECEIVABLE, NET                                                          216                   391

OTHER ASSETS                                                                              225                 1,934

DEFERRED DEBT ISSUE COSTS, NET OF ACCUMULATED AMORTIZATION OF $2,115 AND
    $1,615 AT DECEMBER 29, 2001 AND DECEMBER 30, 2000, RESPECTIVELY                     1,385                 1,885

GOODWILL AND INTANGIBLE ASSETS, NET                                                    43,084                44,147
                                                                                    ---------             ---------
              Total assets                                                          $ 122,728             $ 130,824
                                                                                    =========             =========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                                                         DECEMBER 29,          December 30,
                                                                                            2001                   2000
                                                                                         ------------          ------------
CURRENT LIABILITIES:
    Revolving loan facility                                                               $   3,065             $       0
    Accounts payable                                                                          9,068                 9,862
    Accrued liabilities                                                                       9,872                 9,424
    Current portion of long-term debt                                                           251                 1,226
                                                                                          ---------             ---------
              Total current liabilities                                                      22,256                20,512
                                                                                          ---------             ---------
LONG-TERM DEBT:
    Senior secured notes                                                                     60,000                60,000
    Industrial development revenue bonds                                                          0                 8,000
    Other debt obligations                                                                      455                   700
                                                                                          ---------             ---------
              Total long-term debt                                                           60,455                68,700
                                                                                          ---------             ---------

OTHER LONG-TERM OBLIGATIONS                                                                      37                    37

ACCRUED PENSION COST                                                                          6,827                 7,214

ACCRUED POSTRETIREMENT BENEFITS OTHER THAN PENSIONS                                           1,666                 1,779

EXCHANGEABLE PORTION OF PREFERRED STOCK, $.01 PAR VALUE; CLASS A, 7,000 SHARES
    AUTHORIZED, 7,000 SHARES ISSUED AND OUTSTANDING AT
    DECEMBER 29, 2001 AND DECEMBER 30, 2000                                                  10,000                 9,761

COMMITMENTS AND CONTINGENT LIABILITIES (NOTE 11)

SHAREHOLDERS' EQUITY:
    Common stock, $.01 par value; 10,000 shares authorized, 5,000 shares
       issued and outstanding at December 29, 2001 and December 30, 2000                          0                     0
    Nonexchangeable portion of preferred stock, $.01 par value; Class A,
       7,000 shares authorized, 7,000 shares issued and outstanding at
       December 29, 2001 and December 30, 2000                                                  765                     0
    Preferred stock, $.01 par value; Class B, 21,737 shares authorized,
       21,737 shares issued and outstanding at December 29, 2001 and
       December 30, 2000                                                                     32,142                29,417
    Additional paid-in capital                                                               43,725                43,725
    Accumulated other comprehensive income                                                       11                     0
    Accumulated deficit                                                                     (55,156)              (50,321)
                                                                                          ---------             ---------
              Total shareholders' equity                                                     21,487                22,821
                                                                                          ---------             ---------

              Total liabilities and shareholders' equity                                  $ 122,728             $ 130,824
                                                                                          =========             =========


     The accompanying notes are an integral part of these balance sheets.

                                TOM'S FOODS INC.

                            STATEMENTS OF OPERATIONS

                                 (IN THOUSANDS)


                                                                     DECEMBER 29,          December 30,          January 1,
                                                                         2001                 2001                 2000
                                                                     ------------          ------------          ----------

NET SALES                                                             $ 210,507             $ 201,120             $ 203,559

COST OF GOODS SOLD                                                     (127,274)             (121,086)             (124,632)
                                                                      ---------             ---------             ---------
              Gross profit                                               83,233                80,034                78,927
                                                                      ---------             ---------             ---------
EXPENSES AND OTHER INCOME:
    Selling and administrative expenses                                 (74,829)              (73,246)              (72,379)
    Amortization of intangibles and goodwill                             (1,727)               (1,714)               (1,678)
    Other operating income, net                                             727                 1,286                   828
    Nonrecurring charges                                                   (864)                 (419)                    0
                                                                      ---------             ---------             ---------
                                                                        (76,693)              (74,093)              (73,229)
                                                                      ---------             ---------             ---------
INCOME FROM OPERATIONS                                                    6,540                 5,941                 5,698

INTEREST EXPENSE, NET OF INTEREST INCOME OF $93, $151, AND
    $83 FOR 2001, 2000, AND 1999, RESPECTIVELY                           (7,615)               (8,381)               (8,317)
                                                                      ---------             ---------             ---------

LOSS BEFORE INCOME TAXES AND EXTRAORDINARY LOSS                          (1,075)               (2,440)               (2,619)

PROVISION FOR INCOME TAXES                                                 (153)                 (141)                 (134)
                                                                      ---------             ---------             ---------

NET LOSS BEFORE EXTRAORDINARY ITEM                                       (1,228)               (2,581)               (2,753)

EXTRAORDINARY LOSS FROM THE EARLY EXTINGUISHMENT OF DEBT                   (117)                    0                     0
                                                                      ---------             ---------             ---------
NET LOSS                                                              $  (1,345)            $  (2,581)            $  (2,753)
                                                                      =========             =========             =========


       The accompanying notes are an integral part of these statements.

                                TOM'S FOODS INC.

                  STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                            NET GAIN ON
                                                     CLASS A       CLASS B      ADDITIONAL   CASH FLOW
                                          COMMON    PREFERRED     PREFERRED       PAID-IN      HEDGING    ACCUMULATED
                                           STOCK      STOCK         STOCK         CAPITAL    DERIVATIVES    DEFICIT
                                          ------    ---------     ---------     ----------  ------------  -----------
BALANCE AT JANUARY 2, 1999                   $0        $  0        $24,316        $43,725        $ 0        $(39,886)

    Dividends accrued                         0           0          2,494              0          0          (2,494)
    Net loss                                  0           0              0              0          0          (2,753)
                                             --        ----        -------        -------        ---        --------
BALANCE AT JANUARY 1, 2000                    0           0         26,810         43,725          0         (45,133)

    Dividends accrued                         0           0          2,607              0          0          (2,607)
    Net loss                                  0           0              0              0          0          (2,581)
                                             --        ----        -------        -------        ---        --------
BALANCE AT DECEMBER 30,
    2000                                      0           0         29,417         43,725          0         (50,321)

    Net gain on cash flow hedging
       derivatives                            0           0              0              0         11               0
    Dividends accrued                         0         765          2,725              0          0          (3,490)
    Net loss                                  0           0              0              0          0          (1,345)
                                             --        ----        -------        -------        ---        --------
BALANCE AT DECEMBER 29,
    2001                                     $0        $765        $32,142        $43,725        $11        $(55,156)
                                             ==        ====        =======        =======        ===        ========

                                             TOTAL
                                         SHAREHOLDERS'  COMPREHENSIVE
                                            EQUITY          INCOME
                                         -------------  -------------
BALANCE AT JANUARY 2, 1999                  $28,155         $     0

    Dividends accrued                             0               0
    Net loss                                 (2,753)         (2,753)
                                            -------         -------
BALANCE AT JANUARY 1, 2000                   25,402         $(2,753)
                                                            =======
    Dividends accrued                             0         $     0
    Net loss                                 (2,581)         (2,581)
                                            -------         -------
BALANCE AT DECEMBER 30,
    2000                                     22,821         $(2,581)
                                                            =======
    Net gain on cash flow hedging
       derivatives                               11         $    11
    Dividends accrued                             0               0
    Net loss                                 (1,345)         (1,345)
                                            -------         -------
BALANCE AT DECEMBER 29,
    2001                                    $21,487         $(1,334)
                                            =======         =======

        The accompanying notes are an integral part of these statements.

                                TOM'S FOODS INC.
                            STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                              DECEMBER 29,
                                                                              ------------     December 30,      January 1,
                                                                                  2001             2000             2000
                                                                              ------------     ------------      ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                                    $ (1,345)        $ (2,581)        $ (2,753)
                                                                                --------         --------         --------
    Adjustments to reconcile net loss to net cash provided by
       operating activities:
           Depreciation and amortization                                          10,628            9,948            9,257
           Nonrecurring charges                                                      864              419                0
           Extraordinary loss from the early extinguishment of
              debt                                                                   117                0                0
           Provision for income taxes                                                153              141              134
           Preferred A noncash interest expense                                      239              950              900
           Loss (gain) on disposal of property, plant, and equipment                   6               45              (70)
           Changes in operating assets and liabilities:
              Accounts and notes receivable, net                                   1,965              646            1,998
              Inventories                                                           (192)             (13)           1,154
              Other assets                                                          (129)             204           (1,349)
              Accounts payable                                                      (794)          (1,122)            (489)
              Accrued liabilities                                                   (687)             484              388
              Accrued pension cost                                                  (388)            (457)             556
              Accrued postretirement benefits other than
                pensions                                                            (113)               0              (18)
                                                                                --------         --------         --------
                     Total adjustments                                            11,669           11,245           12,461
                                                                                --------         --------         --------
                     Net cash provided by operating activities                    10,324            8,664            9,708
                                                                                --------         --------         --------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Additions to property, plant, and equipment                                   (8,344)          (7,031)          (7,523)
    Proceeds from disposal of property, plant, and equipment                         104              303              263
    Unsuccessful acquisition efforts and related costs                                 0             (419)               0
                                                                                --------         --------         --------
                     Net cash used in investing activities                        (8,240)          (7,147)          (7,260)
                                                                                --------         --------         --------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Net borrowings on revolving loan facility                                      3,065                0                0
    Repayments of other long-term debt                                              (251)            (193)            (144)
    Repayment of industrial development revenue bond debt,
       net                                                                        (7,577)          (1,000)               0
    Deferred debt issue costs                                                          0             (103)               0
                                                                                --------         --------         --------
                     Net cash used in financing activities                        (4,763)          (1,296)            (144)
                                                                                --------         --------         --------

NET (DECREASE) INCREASE IN CASH AND
    SHORT-TERM INVESTMENTS                                                        (2,679)             221            2,304

CASH AND SHORT-TERM INVESTMENTS, BEGINNING
    OF YEAR                                                                        5,612            5,391            3,087
                                                                                --------         --------         --------

CASH AND SHORT-TERM INVESTMENTS, END OF YEAR                                    $  2,933         $  5,612         $  5,391
                                                                                ========         ========         ========

SUPPLEMENTAL DISCLOSURES:
    Interest paid during the year                                               $  7,284         $  7,320         $  7,460
                                                                                ========         ========         ========
    Income taxes paid during the year                                           $    125         $    194         $     91
                                                                                ========         ========         ========

        The accompanying notes are an integral part of these statements.

                                TOM'S FOODS INC.

                          NOTES TO FINANCIAL STATEMENTS

            DECEMBER 29, 2001, DECEMBER 30, 2000, AND JANUARY 1, 2000

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

         In 1997, the Company completed a refinancing of the Company's debt obligations, including the debt due to TFH (the "Offering") (Note 6).

         FISCAL YEAR

         The Company's fiscal year is the 52- or 53-week period ending the Saturday nearest to December 31. The years ended December 29, 2001, December 30, 2000, and January 1, 2000 contained 52 weeks.

         REVENUE RECOGNITION

         Revenues for distributor sales are recognized when the goods are received by the distributor. Revenues for product sold through the Company's internal distributor network are recognized when the goods are received by the retailer. Revenues for contract sales are recognized when the goods are picked up by the customer.

         The Company provides certain sales incentives to its customers. See New Accounting Pronouncements in Note 1 where sales incentives are discussed.

         CASH AND SHORT-TERM INVESTMENTS

         The Company considers all highly liquid investment instruments with an original maturity of three months or less to be cash equivalents. These investments are stated at cost, which approximates market value.

         PROPERTY, PLANT, AND EQUIPMENT

         Property, plant, and equipment are recorded at cost less accumulated depreciation. Depreciation is provided on a straight-line basis over the estimated useful lives of 20 years for land improvements, 32 years for buildings, 3 to 12 years for machinery, equipment, and vehicles, 5 to 10 years for vending and other distribution equipment, and 3 to 10 years for furniture and fixtures. Expenditures for maintenance and repairs are charged to expense as incurred. Construction in progress represent costs incurred related to manufacturing and information systems upgrades. Also included in construction in progress is capitalized interest of $180,000 and $164,000 for 2001 and 2000, respectively.

         INVENTORIES

         Inventories are stated at the lower of cost or market. Cost is determined using the average cost for raw materials, packaging materials, and work in progress. Finished goods cost is determined using the first-in, first-out method. Cost elements include the cost of raw materials, direct labor, and overhead incurred in the manufacturing process.

         INCOME TAXES

         The Company accounts for income taxes using the asset and liability method for recognition of deferred tax consequences of temporary differences, net operating losses, and tax credits by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities.

         In the event the future tax consequences of differences between the financial reporting bases and the tax bases of our assets and liabilities results in deferred tax assets, an evaluation of the probability of the Company's ability to realize the future benefits indicated by such an asset is required. A valuation allowance is provided for a portion of the deferred tax asset when it is more likely than not that some portion or all of the deferred tax asset will not be realized. In assessing the realizability of the deferred tax assets, management considers the scheduled reversals of deferred tax liabilities, projected future taxable income, and tax-planning strategies.

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

         ACCRUED LIABILITIES

         Accrued liabilities at December 29, 2001 and December 30, 2000 consist of the following (in thousands):

                                                               DECEMBER 29, 2001        December 30, 2000
                                                               -----------------        -----------------
            Accrued workers' compensation, auto, and
               general liability insurance                          $2,374                   $2,666
            Accrued incentives                                       1,550                    1,436
            Accrued health and dental                                1,186                      913
            Accrued interest                                         1,088                    1,072
            Other                                                    3,674                    3,337
                                                                    ------                   ------
                                                                    $9,872                   $9,424
                                                                    ======                   ======

         FAIR VALUE OF FINANCIAL INSTRUMENTS

         The Company's financial instruments consist primarily of cash and short-term investments, trade receivables, notes receivable, accounts payable, purchase commitments, senior secured notes, and other long-term obligations. In management's opinion, the carrying amounts of these financial instruments approximate their fair values at December 29, 2001 and December 30, 2000.

         HEDGING TRANSACTIONS

         The Company has limited involvement with derivative financial instruments and does not use them for speculative purposes. The Company enters into various futures contracts and futures options to reduce the impact of volatility in raw material prices. Effective December 31, 2000, the Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," subsequently amended by SFAS No.138, "Accounting for Certain Derivative Instruments." SFAS No. 133 and SFAS No. 138 require the Company to recognize all derivative instruments as assets or liabilities and to measure those instruments at fair value. Changes in the derivative fair values are deferred and recorded as a component of accumulated other comprehensive income until the hedged transactions occur and are recognized in earnings. Any ineffective portion of a hedging derivative's change in fair value is immediately recognized in earnings.

         The Company formally documents all relationships between hedging instruments and hedged items as well as its risk management objectives and strategies for undertaking the hedge transactions. The Company links all hedges to forecast transactions and assesses, both at the inception of the hedge and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in cash flows of hedged items. The adoption of SFAS Nos. 133 and 138 did not have a material impact on the current year's operating results. During the years ended December 29, 2001, December 30, 2000, and January 1, 2000, the Company recorded $11,000, $0, and $0 in comprehensive income.

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

         TRANSACTIONS WITH RELATED PARTIES

         The Company has entered into consulting agreements with two of its directors for providing consulting services to the Company. In return for such consulting services, the Company paid aggregate fees of $200,000 for each of the years ended December 29, 2001, December 30, 2000, and January 1, 2000.

         SOFTWARE DEVELOPMENT COSTS

         The Company accounts for costs incurred to develop software applications in accordance with the American Institute of Certified Public Accountants Statement of Position ("SOP") 98-1, "Accounting for the Cost of Computer Software Developed or Obtained for Internal Use." SOP 98-1 requires that entities capitalize certain internal use software costs, which include software design, coding, installation, configuration, and testing, once technological feasibility of the developed software is attained. Costs incurred in the process of attaining technological feasibility, which include the conceptual formulation and evaluation of the software alternatives, and costs to upgrade and enhance software once developed are expensed as incurred. Under SOP 98-1, overhead, general, and administration costs; support costs; and training costs are not capitalized. Capitalized software costs are depreciated on a straight-line basis over the estimated useful life of the application. Depreciation commences when the application is put into production. The Company performs an ongoing assessment of the carrying value of its capitalized software cost in accordance with SFAS No. 121.

         SELF-INSURANCE

         The Company is largely self-insured for workers' compensation, group health and dental, auto, and general liability insurance up to certain retention levels beyond which the Company maintains insurance coverage. Insurance administrators assist the Company in estimating the fully developed workers' compensation liability, group health and dental, auto, and general liability insurance reserves, which are accrued by the Company. In the opinion of management, adequate provision has been made for all incurred claims.

         NEW ACCOUNTING PRONOUNCEMENTS

         In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations," effective July 1, 2001 and SFAS No. 142, "Goodwill and Other Intangible Assets," effective for the Company on December 30, 2001. SFAS No. 141 prohibits pooling of interests accounting for acquisitions initiated after June 30, 2001 and broadens the criteria for recording intangible assets separate from goodwill. SFAS No. 142 requires the Company to cease amortizing goodwill that existed at June 30, 2001 for all periods after December 29, 2001, and any goodwill resulting from acquisitions completed after June 30, 2001 will not be amortized. SFAS No. 142 also establishes a new method of testing goodwill for impairment. The provisions of SFAS No. 142 will be adopted by the Company on December 30, 2001. Early adoption of SFAS No. 142 is not permitted nor is retroactive application to prior period financial statements. The Company expects that the adoption of these accounting standards will result in certain of its intangibles being subsumed into goodwill and will result in the discontinuation of amortization of certain intangible assets and goodwill; additionally, impairment reviews may result in future periodic write-downs of the carrying value of goodwill. The Company will complete its initial goodwill impairment tests by March 23, 2002 and will record any impairment loss as a change in accounting principle in accordance with SFAS No. 142. As a result of the adoption of SFAS No. 142 on December 30, 2001, goodwill and certain intangible assets will no longer be amortized, and accordingly, the Company's net loss is expected to decrease in fiscal 2002. The Company estimates that approximately $986,000 of amortization recorded in 2001 will not be recorded in 2002 as a result of adopting SFAS No. 142. The Company is currently assessing the impact that adoption will have on the carrying value of goodwill.

         In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 is effective for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years and should be applied prospectively. SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. It supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and requires that discontinued operations be measured at the lower of the carrying amount or fair value less cost to sell. The Company is currently evaluating the impact of this statement on its financial statements, but does not expect its adoption to have a material impact on the results of its operations or financial position.

         During 2000, the FASB's Emerging Issues Task Force ("EITF") added to its agenda various issues that impact the income statement classification of certain sales and marketing promotional payments. In May 2000, the EITF reached a consensus on Issue 00-14, "Accounting for Certain Sales Incentives." Issue 00-14 addresses the recognition and income statement classification of various sales incentives. Among its requirements, the consensus requires costs related to customer price reductions at the point of sale and other product promotions currently classified as marketing costs to be classified as a reduction of revenue. In April 2001, the EITF delayed the effective date for this consensus until 2002. The impact of adopting this consensus for the years ended December 29, 2001, December 30, 2000, and January 1, 2000 would have reduced selling and administrative expenses and net sales by approximately $8,748,000, $8,991,000, and $8,257,000, respectively. In
         April 2001, the EITF reached a consensus on Issue 00-25, "Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products." Issue 00-25 addresses the income statement classification of consideration, other than that directly addressed in Issue 00-14, from a vendor to a reseller or another party that purchases the vendor's products. This consensus is effective for 2002 and is not expected to have a material impact on the Company's financial statements.

         RECLASSIFICATIONS

         Certain prior year amounts have been reclassified to conform to the current year presentation.

2.       NONRECURRING CHARGES

         Following are the components of amounts classified as nonrecurring charges in the accompanying statements of operations for the years ended December 29, 2001, December 30, 2000, and January 1, 2000 (in thousands):

                                                                       DECEMBER 29,  December 30,  January 1,
                                                                           2001          2000         2000
                                                                       ------------  ------------  ----------
         Unsuccessful acquisition efforts and related costs                $  0          $419          $0
         Expenses associated with the severance of certain
             sales and distribution functions                               784             0           0
         Expenses associated with the Preferred A debt
             conversion study (Note 6)                                       80             0           0
                                                                           ----          ----          --
                                                                           $864          $419          $0
                                                                           ====          ====          ==

         At December 29, 2001, December 30, 2000, and January 1, 2000, respectively, the majority of amounts related to these charges had been paid.

3.       EXTRAORDINARY ITEM

         For the year ended December 29, 2001, the Company incurred an extraordinary loss of $117,000 from the early debt retirement of the 6.75% Taylor County, Florida, and the 6.5% Knox County, Tennessee, Industrial Development Revenue Bonds.

4.       ACCOUNTS AND NOTES RECEIVABLE

         Accounts and notes receivable as of December 29, 2001 and December 30, 2000 consist of the following (in thousands):

                                                            DECEMBER 29, 2001    December 30, 2000
                                                            -----------------    -----------------
            Notes receivable from distributors                  $  1,109             $  1,543
            Trade accounts receivable                             12,346               14,097
            Less allowance for doubtful accounts                  (1,848)              (1,701)
                                                                --------             --------
                                                                  11,607               13,939
            Less current portion                                 (11,391)             (13,548)
                                                                --------             --------
            Noncurrent notes receivable, net                    $    216             $    391
                                                                ========             ========

         Notes receivable from distributors are due in varying amounts over periods of up to ten years and bear interest at stated rates from 0% to 13.25%. The notes are secured by certain distributor assets and guarantees.

5.       GOODWILL AND INTANGIBLE ASSETS

         Intangible assets at December 29, 2001 and December 30, 2000 consist of the following (in thousands):

                                                            DECEMBER 29, 2001   December 30, 2000
                                                            -----------------   -----------------
            Assembled staff                                     $  3,839             $  3,839
            Trademark                                              4,803                4,803
            Distribution system                                   22,432               22,432
            Goodwill                                              26,593               25,903
                                                                --------             --------
                                                                  57,667               56,977
            Less accumulated amortization                        (14,583)             (12,830)
                                                                --------             --------
            Goodwill and intangible assets, net                 $ 43,084             $ 44,147
                                                                ========             ========

         Intangible assets amortization expense for the years ended December 29, 2001, December 30, 2000, and January 1, 2000 was $1,727,000,
         $1,714,000, and $1,678,000, respectively.

         During the year ended December 29, 2001, the Company purchased 51 distribution routes for an aggregate purchase price of $828,000. The Company allocated $690,000 of the purchase price to intangibles that will be amortized over 20 years. During the year ended December 30, 2000, the Company purchased 43 distribution routes for an aggregate purchase price of $1,481,000 of which $705,000 was allocated to intangibles that will be amortized over 20 years.

6.       DEBT

         Long-term debt as of December 29, 2001 and December 30, 2000 consists of the following (in thousands):

                                                                                         DECEMBER 29,         December 30,
                                                                                             2001                 2000
                                                                                         ------------         ------------

         10.5% Senior Secured Notes due in 2004                                            $ 60,000             $ 60,000
                                                                                           --------             --------

         6.75% Taylor County, Florida, industrial development revenue bonds; secured by property with a net book value of $3,491 in
         fiscal 2000; the bonds were retired in 2001                                              0                4,800

         6.5% Industrial Development Board of the County of Knox,
         Tennessee, industrial development revenue bonds; secured by property with a net book value of $2,812 in fiscal 2000; the bonds
         were retired in 2001                                                                     0                4,200
                                                                                           --------             --------
                       Industrial development revenue bonds                                       0                9,000
                                                                                           --------             --------

         Revolving loan facility                                                              3,065                    0

         Other debt obligations                                                                 706                  926
                                                                                           --------             --------
                                                                                             63,771               69,926

         Less current portion                                                                (3,316)              (1,226)
                                                                                           --------             --------
                       Total long-term debt                                                $ 60,455             $ 68,700
                                                                                           ========             ========

         On October 14, 1997, the Company sold $60,000,000 of 10.5% Senior Secured Notes (the "Notes") due November 1, 2004. The Notes are secured by a first lien on and security interest in substantially all of the assets and properties owned by the Company, except those that are security for other debt obligations. The indenture relating to the Offering has certain covenants, as defined. The Company was precluded from redeeming the Notes prior to November 1, 2001; the Company may now redeem the Notes in whole or in part at redemption prices, as defined. In connection with the Offering, the Company incurred $3,500,000 in fees and expenses, which were capitalized and are being amortized over the seven-year term of the Notes. Amortization expense of these costs was $500,000 for each of the years ended December 29, 2001, December 30, 2000, and January 1, 2000.

         The proceeds of the Offering were used to pay certain of the Company's debt obligations, including amounts owed to TFH. After the Offering, the remaining portions of the TFH obligations, including accrued interest thereon, were converted to $7,000,000 of Class A preferred stock and $21,755,000 of Class B preferred stock (Note 7).

         Prior to the Offering, a senior credit agreement provided for a revolving loan, letter-of-credit accommodations, a term loan, and additional equipment loans. As part of the Offering, the senior credit agreement was amended to include only letter-of-credit accommodations and a revolving loan facility.

         Effective January 31, 2000, the Company replaced the senior credit agreement with a new loan from a financial institution maturing January 31, 2004 and providing for a $17,000,000 revolving loan facility and letter-of-credit accommodations. Under the new loan agreement, the revolving loan facility is based on 85% of all eligible accounts, plus 55% of the value of eligible inventory, plus 10% of the value of eligible packaging materials, all as defined. Interest is payable monthly at either the institution's prime rate of interest or, at the Company's option, the London InterBank Offered Rate plus 2.0%. For the years ended December 29, 2001 and December 30, 2000, the weighted average effective interest rates under the revolving loan facility were 7.3% and 10.2%, respectively. Standby letters of credit relating to insurance coverages were outstanding under the revolving loan facility as of December 29, 2001 and December 30, 2000 in the amounts of $3,021,000 and $2,821,000, respectively. The new senior credit agreement requires the Company to maintain certain financial ratios relating to fixed charge coverage, working capital, and minimum borrowing availability, as defined. The revolving loan facility, other than the letters of credit, had an outstanding loan balance of $3,065,000 and $0 on December 29, 2001 and December 30, 2000,
         respectively, and the Company was in compliance with all of the agreement's financial ratios and restrictive covenants.

         The scheduled maturities of all Company term debt obligations are approximately $251,000 in 2002, $174,000 in 2003, $60,156,000 in 2004,
         $110,000 in 2005, and $15,000 in 2006.

7.       SHAREHOLDERS' EQUITY

         EXCHANGEABLE PREFERRED STOCK

         On October 14, 1997, in connection with the Offering, the Company issued 7,000 shares of Class A preferred stock. The Class A preferred stock is nonvoting, except in certain circumstances. A liquidation preference on the Class A preferred stock accrues at a rate of 10.5%. The Class A preferred stock had an initial liquidation preference of $7,000,000 and was issued in exchange for $7,000,000 of the outstanding term loan from TFH, as discussed in Note 6. Upon a change in control, holders of up to $10,000,000 of Class A preferred stock, including accrued liquidation preference thereon, will be entitled to require the Company to purchase these shares at 100% of the liquidation preference at the date of such a change in control subject to the $10,000,000 limitation. Additionally, on or after January 1, 1999, up to an aggregate of $10,000,000 of Class A preferred stock may be exchanged, at the Company's option, for an equal amount of senior debt if the Company meets certain financial targets, as defined. No preferred stock was exchanged under this provision during the years ended December 29, 2001 and December 30, 2000.

         As $10,000,000 of the Class A preferred stock is exchangeable at the option of the holder upon the occurrence of certain events, it is classified in the mezzanine level outside of shareholders' equity up to the aggregate exchangeable portion in the accompanying balance sheets. All related increases in liquidation preference on the preferred stock up to an aggregate of $10,000,000 are accrued to interest expense. During 2001, dividends in the amount of $765,000 were accrued in excess of the $10,000,000 exchange limitation on the aggregate liquidation preference on Class A preferred stock. These dividends, in excess of the $10,000,000 limitation, were accrued as a charge to the accumulated deficit and as a credit to shareholders' equity rather than as interest expense and an increase in the balance of exchangeable preferred stock classified on the mezzanine level, as the liquidation preference in excess of $10,000,000 is not exchangeable. Unpaid interest and dividends increase the liquidation preference of the respective shares. For fiscal 2001, the Class A preferred stock liquidation preferences increased by $1,004,000 of which $239,000 was recorded as interest expense in the accompanying statements of operations and $765,000 was recorded as dividends charged to the accumulated deficit. Liquidation preferences of $950,000 and $900,000 were accrued to the Class A preferred stock for fiscal 2000 and 1999, respectively, and are included in interest expense in the accompanying statements of operations. The Class A preferred stock ranks senior to the Class B preferred Stock.

         During 2001, the Company incurred certain legal and accounting expenses associated with a potential exchange of a portion of the Class A preferred stock. The exchange was not completed and the $80,000 in expenses was charged to operations as a nonrecurring charge in the accompanying statements of operations (Note 2).

         OTHER SHAREHOLDERS' EQUITY

         On October 14, 1997, in connection with the Offering, the Company issued 21,737 shares of Class B preferred stock in exchange for $21,755,000 in outstanding TFH debt obligations (Note 6). The Class B preferred stock is nonvoting, except in certain circumstances. Dividends on the Class B preferred stock accrue at a rate of 9.5%. Dividends of $2,725,000, $2,607,000, and $2,494,000 for fiscal 2001,
         2000, and 1999, respectively, were accrued to the Class B preferred stock and are included in the accumulated deficit.

8.       INCOME TAXES

         The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes," and files a consolidated federal income tax return with TFH.

         The components of the deferred tax assets and liabilities as of December 29, 2001 and December 30, 2000 are as follows (in thousands):

                                                                        DECEMBER 29,         December 30,
                                                                            2001                 2000
                                                                        ------------         -------------

            Deferred tax liabilities:
                Property, plant, and equipment                            $  1,057             $  2,090
                Other                                                        2,369                2,123
                                                                          --------             --------
                          Total deferred tax liabilities                     3,426                4,213
                                                                          --------             --------
            Deferred tax assets:
                Net operating loss carryforwards                           (19,369)             (20,115)
                Accounts and notes receivable                                 (764)                (701)
                Pensions and employee benefits                              (2,869)              (3,064)
                Workers' compensation                                         (799)                (908)
                Discount on industrial development revenue
                  bonds                                                       (321)                (387)
                                                                          --------             --------
                          Total deferred tax assets                        (24,122)             (25,175)
                                                                          --------             --------
            Net deferred tax assets                                        (20,696)             (20,962)
            Less valuation allowance                                       (20,696)             (20,962)
                                                                          --------             --------
            Net deferred tax assets                                       $      0             $      0
                                                                          ========             ========

         The Company has net operating loss carryforwards of approximately $49,664,000, which begin to expire in 2008. Any future issuance of stock by the Company could result in an ownership change, as defined by the

         Tax Reform Act of 1986, and could limit utilization of net operating loss carryforwards. Also, benefits derived from using net operating loss carryforwards to offset any taxes calculated as alternative minimum tax could be less than the recorded amount of the net operating loss carryforwards. The Company has established a valuation reserve in the event net operating losses are not realized within the allowed time period.

         The provision for income taxes consisted of the following as of December 29, 2001, December 30, 2000, and January 1, 2000 (in thousands):

                                                      DECEMBER 29,  December 30,   January 1,
                                                          2001          2000          2000
                                                      ------------  ------------   ----------

            Federal income taxes:
                Current                                   $  0          $  0          $  0
                Deferred                                     0             0             0
            State income and franchise taxes               153           141           134
                                                          ----          ----          ----
            Provision for income taxes                    $153          $141          $134
                                                          ====          ====          ====

         For the years ended December 29, 2001, December 30, 2000, and January 1, 2000, the provision for income taxes at the Company's effective rate differed from the provision for income taxes at the statutory rate, as follows (in thousands):

                                                                  DECEMBER 29,    December 30,     January 1,
                                                                      2001            2000            2000
                                                                  ------------    ------------     ----------

            Income tax benefit at federal statutory rate              $(457)          $(830)          $(890)
            State income taxes, net of federal effect                   (54)            (98)           (105)
            Change in valuation allowance                              (266)            197             277
            Intangibles amortization                                    347             347             347
            Other                                                       583             525             505
                                                                      -----           -----           -----
            Provision for income taxes                                $ 153           $ 141           $ 134
                                                                      =====           =====           =====

9.       EMPLOYEE BENEFIT PLANS

         The Company has two noncontributory defined benefit retirement plans (the "Hourly Plan" and the "Salaried Plan") which cover substantially all full-time employees who are at least 21 years of age. The Company also has an unqualified pension plan (the "Unqualified Plan") covering only certain salaried employees. The plans provide for payment of monthly benefits to participants upon their reaching normal retirement age. Benefit amounts are determined by a benefit formula which considers length of service and average salary for the Salaried Plan and the Unqualified Plan and length of service multiplied by a fixed rate, as determined by the Company, for the Hourly Plan. The pension cost for the Hourly Plan and the Salaried Plan is funded at amounts equal to the minimum funding requirements of the Employee Retirement Income Security Act of 1974. Assets of the Hourly Plan and the Salaried Plan include common stocks, U.S. government securities, and corporate bonds. The Unqualified Plan is not funded.

         On a weighted average basis, the following assumptions were used in accounting for the net periodic benefits costs and for the Plans:

                                                    DECEMBER 29,
                                                    ------------   December 30,    January 1,
                                                        2001           2000           2000
                                                    ------------   ------------    ----------

            Discount rate                               7.25%          7.25%          7.75%
            Expected return on plan assets              9.00           9.00           9.00
            Rate of compensation increase               4.00           4.75           5.75

         The amount of net periodic benefit cost recognized includes the following components (in thousands):

                                                            DECEMBER 29,      December 30,       January 1,
                                                                2001              2000              2000
                                                            ------------      ------------       ----------

            Components of periodic benefit costs:

                Service cost                                   $ 1,124           $ 1,066           $ 1,251
                Interest cost                                    3,635             3,637             3,501
                Expected return on assets                       (4,718)           (4,621)           (4,358)
                Amortization of:
                   Actuarial gain                                 (471)             (610)              (81)
                   Prior service cost                               68                68                68
                                                               -------           -------           -------
            Net periodic benefit cost                          $  (362)          $  (460)          $   381
                                                               =======           =======           =======

         The reconciliation of the beginning and ending balances of the benefits obligation for the plans and the fair value of plan assets were as follows (in thousands):

                                                                             DECEMBER 29,         December 30,
                                                                                 2001                 2000
                                                                             ------------         ------------

            Change in benefit obligation:
                Net benefit obligation at the beginning of year                $ 50,537             $ 49,069
                Service cost                                                      1,124                1,066
                Interest cost                                                     3,635                3,637
                Actuarial gain                                                     (386)                (122)
                Gross benefits paid                                              (3,230)              (3,113)
                Plan amendments                                                     108                    0
                                                                               --------             --------
            Net benefit obligation at end of year                              $ 51,788             $ 50,537
                                                                               ========             ========

            Change in plan assets:
                Fair value of plan assets at beginning of year                 $ 53,120             $ 56,188
                Actual return on plan assets                                     (2,308)                  45
                Gross benefits paid                                              (3,230)              (3,113)
                                                                               --------             --------
                Fair value of plan assets at end of year                       $ 47,582             $ 53,120
                                                                               ========             ========

         The funded status of the plans and the amounts recognized in the accompanying balance sheets were as follows (in thousands):

                                                                                           DECEMBER 29,         December 30,
                                                                                               2001                 2000
                                                                                           ------------         ------------
         Reconciliation of funded status:
             Funded status at end of year                                                    $ (4,206)            $  2,583
             Unrecognized net actuarial gain                                                   (2,894)             (10,023)
             Unrecognized prior service cost                                                      273                  226
                                                                                             --------             --------
         Net amount recognized at end of year, included in the balance sheets                $ (6,827)            $(7,214)
                                                                                             ========             =======

         The Company also has a defined contribution plan which covers substantially all employees who are eligible at the start of the quarter after their hire date. The Company may match a portion of an employee's contribution up to a maximum amount. For the years ended December 29, 2001, December 30, 2000, and

         January 1, 2000, the Company contributed approximately $297,000, $226,000, and $196,000, respectively, to this plan.

10.      POSTRETIREMENT BENEFITS OTHER THAN PENSIONS

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

         The components of the accumulated benefit obligation as of December 29, 2001 and December 30, 2000 are as follows (in thousands):

                                                            DECEMBER 29,      December 30,
                                                                2001              2000
                                                            ------------      ------------

            Current retirees                                   $  669            $  669
            Active employees                                      481               481
                                                               ------            ------
            Accumulated benefit obligation                      1,150             1,150
            Unrecognized net gain                                 516               629
                                                               ------            ------
            Accrued postretirement benefit cost                $1,666            $1,779
                                                               ======            ======

         Net costs of the plan for the years ended December 29, 2001, December 30, 2000, and January 1, 2000 were $0, $0, and $56,000, respectively.

         A 7% annual rate of increase in the per capita cost of covered health care benefits is assumed for all future years for certain grandfathered retirees; for all other current and future retirees, no increase was assumed due to a fixed payment schedule. A 1% increase or a 1% decrease in the assumed health care cost trend rate per year would increase the accumulated postretirement benefit obligation by 3.3% or 3.2%, respectively, as of December 29, 2001. The weighted average discount rates used in determining the accumulated postretirement benefit obligation were 7.25%, 7.25%, and 7.75% as of December 29, 2001, December 30, 2000, and January 1, 2000, respectively.

11.      COMMITMENTS AND CONTINGENT LIABILITIES

         LEASES

         The Company leases vehicles and warehouse space under certain noncancelable operating leases. Noncancelable future minimum operating lease commitments as of December 29, 2001 were as follows (in thousands):

                   2002                            $ 4,480
                   2003                              2,819
                   2004                              2,435
                   2005                              2,079
                   2006                              1,348
                                                   -------
                   Thereafter                          438
                                                   $13,599
                                                   =======

         The rental expense for all operating leases for the years ended December 29, 2001, December 30, 2000, and January 1, 2000 was approximately $4,495,000, $4,570,000, and $4,254,000, respectively.

         LITIGATION

         The Company is a party to a number of claims and lawsuits incidental to its business. In the opinion of management, after consultation with outside counsel, the ultimate outcome of these matters, in the aggregate, will not have a material adverse effect on the financial position or results of operations of the Company.

         EMPLOYMENT AGREEMENTS

         The Company has entered into employment agreements with certain executive officers, which guarantee benefits.

         DISTRIBUTOR PURCHASE REQUIREMENT

         Subject to certain conditions, the Company has the right of first refusal to purchase, for either cash or a note at the Company's option, distributorships or distributorship assets from certain distributors at a multiple of the amount of the average annual net cash flow, as adjusted, of the distributorship, measured over the preceding three years. This exit strategy will only be available to successful distributors who have remained in full compliance with their contracts for a minimum of three years, including meeting certain growth requirements, and thus enhances the value of successful distributorships and the distribution network as a whole. Because the Company does not know which distributors will avail themselves of this provision and when they might do so after becoming eligible, the Company believes that it is not possible to determine any future contingency requirement. Any potential purchase obligation is, however, based on a multiple of net cash flow. Any purchase is, therefore, funded primarily through the stream of future cash flows from the purchased distributorship, which is enhanced by the capture of integrated distribution margins.

         LETTERS OF CREDIT

         The Company has outstanding standby letters of credit (Note 6).

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            TOM'S FOODS INC.



                                            By: /s/ Rolland G. Divin
                                                -------------------------------
                                            Rolland G. Divin
                                            President, Chief Executive Officer
                                            and Director

Dated: March 26, 2002

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities indicated on March 26, 2002.



/s/ Rolland G. Divin
-------------------------------------------
Rolland G. Divin, President, Chief
Executive Officer and Director



/s/ S. Albert Gaston
-------------------------------------------
S. Albert Gaston, Senior Vice
President and Chief Financial
Officer



/s/ Michael E. Heisley
-------------------------------------------
Michael E. Heisley, Director



/s/ Stanley H. Meadows
-------------------------------------------
Stanley H. Meadows, Assistant
Secretary and Director



/s/ Emily Heisley Stoeckel
-------------------------------------------
Emily Heisley Stoeckel, Director



/s/ Andrew C.G. Sage II
-------------------------------------------
Andrew C.G. Sage II, Director



/s/ Timothy J. Healy
-------------------------------------------
Timothy J. Healy, Director

              REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON FINANCIAL
                               STATEMENT SCHEDULE

To Tom's Foods Inc.:

We have audited in accordance with auditing standards generally accepted in the United States, the financial statements of Tom's Foods Inc. included in this Form 10-K and have issued our report thereon dated February 7, 2002. Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The foregoing schedule is the responsibility of the company's management and is presented for purposes of complying with the Securities and Exchange Commissions rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


ARTHUR ANDERSEN LLP



Atlanta, Georgia

February 7, 2002

                                TOM'S FOODS INC.
                        Valuation and Qualifying Accounts
                         Allowance for Doubtful Accounts
                                 (in thousands)

                                                                                      Balance at
                   Balance at      Charged to                                           End of
                   Beginning       Cost and       Charged to                             the
                 of the Period     Expenses     Other Accounts     Deductions           Period
                 -------------     ----------   --------------     ----------         ----------

1999                 2,283            932            508(A)           1,903(B)           1,820
2000                 1,820            600            512(A)           1,231(B)           1,701
2001                 1,701            675            169(A)             697(B)           1,848

-------------

(A) Represents amounts recovered.
(B) Represents amounts charged against the reserve.