Form 10-Q
period 2002-03-23
TOMS FOODS INC
filed 2002-05-06
CIK 1048339

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarter (twelve-weeks) ended March 23, 2002

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from                      to

Commission File Number

     Tom’s Foods Inc.

(Exact name of registrant as specified in its charter)

     Delaware

(State or other jurisdiction of incorporation or organization)

     58-1516963

(I.R.S. Employer Identification No.)

     900 8th Street

     Columbus, GA 31902

(Address of principal executive offices, including zip code)

     (706)  323-2721

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

TOM’S FOODS INC.

QUARTERLY REPORT ON FORM 10-Q
FOR THE TWELVE-WEEKS
ENDED MARCH 23, 2002

		Page
PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements:

	Balance Sheets as of March 23, 2002 (unaudited) and December 29, 2001	3

	Statements of Operations (unaudited) for the twelve-weeks ended March 23, 2002 and March 24, 2001	4

	Statements of Cash Flows (unaudited) for the twelve-weeks ended March 23, 2002 and March 24, 2001	5

	Notes to Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	7

PART II	OTHER INFORMATION

Item 6.	Exhibits and Reports on Form 8-K	10

TOM’S FOODS INC.

BALANCE SHEETS
MARCH 23, 2002 AND DECEMBER 29, 2001
(in thousands except per share data)

	March 23, 2002	December 29, 2001

	(unaudited)
ASSETS
Current Assets:
Cash and short-term investments	$1,403	$2,933
Accounts and notes receivable, net	16,193	11,391
Inventories:
Raw materials	3,806	2,415
Packaging materials	2,575	2,099
Finished goods and work in progress	6,003	5,639
Other current assets	4,532	4,192

Total current assets	34,512	28,669

Property, plant, and equipment:
Land and land improvements	5,934	5,871
Buildings	18,088	18,056
Machinery, equipment and vehicles	53,696	52,946
Vending and other distribution equipment	12,494	12,183
Furniture and fixtures	15,942	15,585
Construction in progress	6,890	5,253

Total property, plant, and equipment	113,044	109,894
Accumulated depreciation	(62,694)	(60,745)

Net property, plant, and equipment	50,350	49,149

Noncurrent accounts and notes receivable, net	216	216
Other assets	226	225
Deferred debt issue costs, net	1,269	1,385
Intangible assets and goodwill, net	43,085	43,084

Total assets	$129,658	$122,728

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Revolving debt	$7,680	$3,065
Accounts payable	11,550	9,068
Accrued liabilities	9,818	9,872
Current portion of other debt obligations	280	251

Total current liabilities	29,328	22,256

Long-term debt:
Senior secured notes	60,000	60,000
Other debt obligations	538	455

Total long-term debt	60,538	60,455

Other long-term obligations	37	37
Accrued pension cost	6,790	6,827
Accrued postretirement benefits other than pensions	1,666	1,666
Exchangeable portion of Preferred Stock, $.01 par value, Class A, 7,000 shares authorized, 7,000 shares issued and outstanding at March 23, 2002 and December 29, 2001	10,000	10,000
Shareholders’ Equity:
Common stock, $0.01 par value; 10,000 shares authorized, 5,000 shares issued and outstanding at March 23, 2002 and December 29, 2001	0	0
Nonexchangeable portion of Preferred Stock, $.01 par value, Class A, 7,000 shares authorized, 7,000 shares issued and outstanding at March 23, 2002 and December 29, 2001	1,032	765
Preferred Stock, $.01 par value, Class B, 21,737 shares authorized, 21,737 shares issued and outstanding at March 23, 2002 and December 29, 2001	32,861	32,142
Additional paid-in capital	43,725	43,725
Accumulated other comprehensive income	0	11
Accumulated deficit	(56,319)	(55,156)

Total shareholders’ equity	21,299	21,487

Total liabilities and shareholders’ equity	$129,658	$122,728

The accompanying notes are an integral part of these financial statements.

TOM’S FOODS INC.

STATEMENTS OF OPERATIONS
FOR THE TWELVE WEEKS ENDED
MARCH 23, 2002 AND MARCH 24, 2001
(in thousands)

	Twelve Weeks Ended

	March 23, 2002	March 24, 2001

	(unaudited)	(unaudited)
Net sales	$48,902	$46,611
Cost of goods sold	(31,285)	(29,074)

Gross profit	17,617	16,537
Expenses and other income:
Selling and administrative expenses	(16,088)	(15,516)
Amortization of goodwill and intangible assets	(178)	(394)
Other income, net	127	145
Restructuring and nonrecurring charges	0	(579)

Income from operations	1,478	193
Interest expense, net	(1,621)	(1,951)

Loss before income taxes	(143)	(1,758)
Provision for income taxes	34	35

Net loss	$(177)	$(1,793)

The accompanying notes are an integral part of these financial statements.

TOM’S FOODS

STATEMENTS OF CASH FLOWS

FOR THE TWELVE WEEKS ENDED
MARCH 23, 2002 AND MARCH 24, 2001
(in thousands)

	Twelve Weeks Ended

	March 23, 2002	March 24, 2001

	(unaudited)	(unaudited)
Cash flows from operating activities:
Net loss	$(177)	$(1,793)

Adjustments to reconcile net loss to net cash used inn operating activities:
Depreciation and amortization	2,309	2,383
Restructuring and nonrecurring charges	0	579
Provision for income taxes	34	35
Dividends accrued	0	233
Loss on disposal of property, plant, and equipment	65	0
Changes in operating assets and liabilities:
Accounts and notes receivable, net	(5,095)	(1,003)
Inventories	(2,156)	(638)
Other assets	(129)	(914)
Accounts payable	2,482	(526)
Other liabilities	(88)	(157)
Accrued pension cost	(37)	(61)

Total adjustments	(2,615)	(69)

Net cash used in operating activities	(2,792)	(1,862)

Cash flows from investing activities
Additions to property, plant, and equipment	(3,824)	(834)
Proceeds from disposal of property, plant, and equipment	4	14

Net cash used in investing activities	(3,820)	(820)

Cash flows from financing activities:
Net borrowing on working capital revolver	4,616	0
Proceeds from long-term debt	354	0
Borrowings (repayments) of other long-term debt	112	(61)

Net cash provided by (used in) financing activities	5,082	(61)

Decrease in cash and short-term investments	(1,530)	(2,743)
Cash and short-term investments, beginning of period	2,933	5,612

Cash and short-term investments, end of period	$1,403	$2,869

Interest paid during the period	$223	$359
Income taxes paid during the period	$45	$21

TOM’S FOODS INC.
NOTES TO FINANCIAL STATEMENTS

Item 1. BASIS OF FINANCIAL STATEMENTS AND FORMATION AND ORGANIZATION

The accompanying unaudited financial statements of Tom’s Foods Inc. have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. It is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto included in the annual report and Form 10-K for the fiscal year ended December 29, 2001.

The accompanying unaudited financial statements include, in the opinion of management, all adjustments, which are of a normal recurring nature, necessary for a fair presentation for the periods presented. Results for the interim periods presented are not necessarily indicative of results that may be expected for a full fiscal year.

Fiscal Year

The Company’s fiscal year is the 52- or 53-week period ending on the Saturday nearest to December 31. The current year, fiscal 2002, ends December 28, 2002 and contains 52 weeks. The Company’s first three quarters contain twelve-weeks of results while the fourth quarter contains 16 or 17 weeks coinciding with the Company’s fiscal year.

Revenue Recognition

Revenues for distributor sales are recognized when the goods are received by the distributor. Revenues for product sold through the Company’s internal distributor network are recognized when the goods are received by the retailer. Revenues for contract sales are recognized when the goods are picked up by the customer.

Inventories

Inventories are stated at the lower of cost or market. Cost is determined using the average cost for raw materials, packaging materials, and work in process. Finished goods cost is determined using the first-in, first-out method. Cost elements include the cost of raw materials, direct labor, and overhead incurred in the manufacturing process.

Hedging Transactions

The Company has limited involvement with derivative financial instruments and does not use them for speculative purposes. The Company enters into various futures contracts and futures options to reduce the impact of volatility in raw material prices. Effective December 31, 2000, the Company adopted SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” subsequently amended by SFAS No. 138, “Accounting for Certain Derivative Instruments.” SFAS No. 133 and SFAS No. 138 require the Company to recognize all derivative instruments as assets or liabilities and to measure those instruments at fair value. Changes in the derivative fair values are deferred and recorded as a component of accumulated other comprehensive income until the hedged transactions occur and are recognized in earnings. Any ineffective portion of a hedging derivative’s change in fair value is immediately recognized in earnings. The Company formally documents all relationships between hedging instruments and hedged items as well as its risk management objectives and strategies for undertaking the hedge transactions. The Company links all hedges to forecast transactions and assesses, both at the inception of the hedge and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in cash flows of hedged items.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

TWELVE-WEEKS ENDED MARCH 23, 2002
COMPARED TO TWELVE-WEEKS ENDED MARCH 24, 2001

Net sales for the first quarter ended March 23, 2002 were $48.9 million, an increase of 7.2%, or $3.3 million compared to sales of $45.6 million for the corresponding period in 2001. The sales figures for each quarter have been reduced as the result of a reclassification of certain promotional expenses from Selling and Administrative Expenses in accordance with the Financial Accounting Standard Board’s (“FASB”) Emerging Issues Task Force (“EITF”) consensus Issue 00-14 which the Company adopted during the first quarter of 2002. The reclassified amounts for the first quarter of 2002 were $2.1 million and $2.0 million, respectively.

Gross profit increased to $17.6 million in the first quarter of 2002 from $16.5 million in the first quarter of 2001, an increase of $1.1 million or 6.5% due to increased sales and the positive efficiency effects from manufacturing equipment investments.

For the first quarter 2002, selling and administrative expenses increased to $16.1 million from $15.5 million in the 2001 period, an increase of 3.7% or $572,000 due primarily to an increase in the number of Company owned and operated distribution routes.

Other Income was $127,000 for the first quarter of 2002 compared to $145,000 for the corresponding period in 2001.

In the first quarter of 2001, the Company incurred a one-time nonrecurring charge of $579,000 related to a planned reorganization. No such expense was incurred in 2002.

Interest expense, net of interest income, decreased to $1.6 million in the first quarter of 2002 from $2.0 million in the first quarter of 2001, a decrease of $330,000 due primarily to the fact that interest expense on the exchangeable portion of the Company’s Preferred A stock is no longer recorded. All increases in the liquidation preferences on the Company’s Preferred A stock are now recorded as dividends and are reflected solely within the equity section of the balance sheet.

The provision for income taxes was relatively flat at $34,000 in 2002 compared to $35,000 for 2001. The Company estimates that it will have no Federal tax obligation for the fiscal year due to loss carryforwards from prior years.

As a result of the favorable comparative variances discussed above and the changes in accounting treatment discussed below, the net loss for the twelve-

week period ended March 23, 2002 decreased by $1.6 million to $177,000 compared to a net loss of $1.8 million for the same period of 2001.

Earnings before interest, taxes, depreciation and amortization (“EBITDA”) represents the sum of income (loss) before income taxes plus interest expense, depreciation and amortization. EBITDA is a widely accepted measure of a Company’s ability to incur and service debt, to undertake capital expenditures, and to meet working capital requirements. EBITDA is not a measure of financial performance under generally accepted accounting principles and should not be considered an alternative either to net income as an indicator of the Company’s operating performance or as an indicator of the Company’s liquidity. EBITDA for the first quarter of 2002 increased 20.9% to $3.7 million compared to $3.0 million for the first quarter of 2001.

FINANCIAL CONDITION

Liquidity and Capital Resources

The Company’s cash flow requirements are for working capital, capital expenditures and debt service. The Company has met its liquidity needs through internally generated funds and a revolving line of credit established in January 2000 which matures in January 2004.

As of March 23, 2002, the Company had an outstanding revolving loan balance of $7.7 million, letters of credit outstanding of $2.8 million, and $5.1 million of borrowing availability thereunder. The Company’s working capital position of $5.2 million as of March 23, 2002 was a decrease of $7.1 million compared to the working capital position of $12.3 million for the same period of 2001. The change was due primarily to the outstanding revolving loan balance in 2002 versus no outstanding balance at the end of the first quarter of 2001.

Net cash used in operating activities was $2.8 million for the twelve-week period ended March 23, 2002 versus $1.9 million used during the same period in 2001.

Net cash used in investing activities increased to $3.8 million in the first quarter of 2002 from $834,000 in 2001. Much of the increase was simply project timing related and will not continue at the same pace for the remainder of the year although the Company expects to continue its capital reinvestment spending at levels approximating its depreciation expense. Capital expenditures were made primarily for plant facility improvements, technology investments, and distributor acquisitions.

Net cash provided by financing activities was $5.1 million the first quarter of 2002 versus cash used of $61,000 in the same period of 2001. Revolver borrowings were $4.6 million in 2002 compared to no borrowings during the first quarter of 2001.

New Accounting Pronouncements

As discussed in earlier filings, in June 2001, FASB issued Statement of Financial Accounting Standard (“SFAS”) No. 141, “Business Combinations,” effective July 1, 2001 and SFAS No. 142, “Goodwill and Other Intangible Assets,” effective for the Company for its fiscal year beginning on December 30, 2001. SFAS No. 141 prohibits pooling of interests accounting for acquisitions initiated after June 30, 2001 and broadens the criteria for recording intangible assets separate from goodwill. SFAS No. 142 requires the Company to cease amortizing goodwill that existed at June 30, 2001 for all periods after December 29, 2001 and any goodwill resulting from acquisitions completed after June 30, 2001 will not be amortized. SFAS No. 142 also establishes a new method of testing goodwill for impairment. The provisions of SFAS No. 142 will be adopted by the Company for its fiscal year beginning on December 30, 2001. Early adoption of SFAS No. 142 is not permitted nor is retroactive application to prior period financial statements. The Company expects that the adoption of these accounting standards will result in certain of the intangibles being subsumed into goodwill and will result in the discontinuation of amortization of these assets and goodwill; additionally, impairment reviews may result in future periodic write-downs of the carrying value of goodwill. The Company is currently conducting, but has not completed, its goodwill impairment testing and will record any impairment loss as a change in accounting principle in accordance with SFAS No. 142. If such an impairment of goodwill is found to exist, the Company will amend its filing for the first quarter of 2002. As a result of the adoption of SFAS No. 142 on December 30, 2001, goodwill and certain intangible assets will no longer be amortized and accordingly, the Company’s net loss is expected to decrease in fiscal 2002. The Company recorded $227,520 of amortization expense in the first quarter of 2001 that was not recorded in the first quarter of 2002 as a result of adopting SFAS No. 142.

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years and should be applied prospectively. SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. It supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of”, and requires that discontinued operations be measured at the lower of the carrying amount or fair value less cost to sell. The Company has evaluated this statement and does not believe that its adoption has a material impact on the results of its operations or financial position.

As discussed in earlier filings, during 2000, the FASB’s EITF added to its agenda various issues that impact the income statement classification of certain sales and marketing promotional payments. In May 2000, the EITF reached a consensus on Issue 00-14, “Accounting for Certain Sales Incentives.” Issue 00-14 addresses the recognition and income statement classification of various sales incentives. Among its requirements, the consensus requires costs related to customer price reductions at the point of sale and other product promotions currently classified as marketing costs to be classified as a reduction of revenue. In April 2001, the EITF delayed the effective date for this consensus until 2002. The impact of adopting this consensus for the quarters ended March 23, 2002, and March 24, 2001 reduced selling and administrative expenses and net sales by approximately $2.1 million and $2.0 million, respectively. In April 2001, the EITF reached a consensus on Issue 00-25, “Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor’s Products.” Issue 00-25 addresses the income statement classification of consideration, other than that directly addressed in Issue 00-14, from a vendor to a reseller or another party that purchases the vendor’s products. This consensus is effective for 2002 and is not expected to have a material impact on the Company’s financial statements.

Cautionary Statement Related to Forward-Looking Statements

The statements contained in the foregoing “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere which are not historical facts are forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from those set forth in the forward-looking statements. There can be no assurance that any forward-looking statement will be realized or that actual results will not be significantly higher or lower than set forth in such forward-looking statement.

Part II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K.

(a)	Exhibits.

None.

(b)	Reports on Form 8-K.

     There were no reports on Form 8-K filed by the Registrant during the quarter ended March 23, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, each Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TOM’S FOODS INC.

By /s/ Rolland G. Divin

Rolland G. Divin
President, Chief Executive Officer,
and Director (Principal Executive Officer)

Date: May 3, 2002

By /s/ S. Albert Gaston

S. Albert Gaston
Senior Vice President, Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: May 3, 2002