Form 10-Q/A
period 2002-03-23
TOMS FOODS INC
filed 2002-07-30
CIK 1048339

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Pursuant to this Form 10-Q/A, the registrant amends “Item 1. Financial Statements” for the quarter (twelve-weeks) ended March 23, 2002 to record an impairment charge of $22,934 thousand for the carrying value of its goodwill. The impact of the impairment charge, reported as a cumulative effect of accounting change, is reflected through changes in the Balance Sheet, Statement of Operations, and Statement of Cash Flows, although the impairment charge had no impact on the cash flow from operations, and is more fully discussed in revisions to “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The registrant has also amended “Item 1. Financial Statements” for the quarter (twelve-weeks) ended March 23, 2002 to correct a clerical error in the amount of revenue reported for the prior year twelve-week period ended March 24, 2001 formerly reported as $46,611 thousand which is correctly reported as $45,611 thousand. This change did not affect any of the previously reported earnings or cash flow amounts.

TOM’S FOODS INC.

QUARTERLY REPORT ON FORM 10-Q
FOR THE TWELVE-WEEKS
ENDED MARCH 23, 2002

		Page
PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements:

	Balance Sheets as of March 23, 2002 (unaudited) and December 29, 2001	3

	Statements of Operations (unaudited) for the twelve-weeks ended March 23, 2002 and March 24, 2001	4

	Statements of Cash Flows (unaudited) for the twelve-weeks ended March 23, 2002 and March 24, 2001	5

	Notes to Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	7

PART II	OTHER INFORMATION

Item 6.	Exhibits and Reports on Form 8-K	10

SIGNATURES		11

TOM’S FOODS INC.

BALANCE SHEETS
MARCH 23, 2002 AND DECEMBER 29, 2001
(in thousands except per share data)

	March 23, 2002	December 29, 2001

	(unaudited)
ASSETS
Current Assets:
Cash and short-term investments	$1,403	$2,933
Accounts and notes receivable, net	16,193	11,391
Inventories:
Raw materials	3,806	2,415
Packaging materials	2,575	2,099
Finished goods and work in progress	6,003	5,639
Other current assets	4,490	4,192

Total current assets	34,470	28,669

Property, plant, and equipment:
Land and land improvements	5,934	5,871
Buildings	18,088	18,056
Machinery, equipment and vehicles	53,696	52,946
Vending and other distribution equipment	12,494	12,183
Furniture and fixtures	15,942	15,585
Construction in progress	6,890	5,253

Total property, plant, and equipment	113,044	109,894
Accumulated depreciation	(62,694)	(60,745)

Net property, plant, and equipment	50,350	49,149

Noncurrent accounts and notes receivable, net	216	216
Other assets	226	225
Deferred debt issue costs, net	1,269	1,385
Intangible assets and goodwill, net	20,211	43,084

Total assets	$106,742	$122,728

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Revolving debt	$7,680	$3,065
Accounts payable	11,550	9,068
Accrued liabilities	9,818	9,872
Current portion of other debt obligations	280	251

Total current liabilities	29,328	22,256

Long-term debt:
Senior secured notes	60,000	60,000
Other debt obligations	538	455

Total long-term debt	60,538	60,455

Other long-term obligations	37	37
Accrued pension cost	6,790	6,827
Accrued postretirement benefits other than pensions	1,666	1,666
Exchangeable portion of Preferred Stock, $.01 par value, Class A, 7,000 shares authorized, 7,000 shares issued and outstanding at March 23, 2002 and December 29, 2001	10,000	10,000
Shareholders’ Equity:
Common stock, $0.01 par value; 10,000 shares authorized, 5,000 shares issued and outstanding at March 23, 2002 and December 29, 2001	0	0
Nonexchangeable portion of Preferred Stock, $.01 par value, Class A, 7,000 shares authorized, 7,000 shares issued and outstanding at March 23, 2002 and December 29, 2001	1,032	765
Preferred Stock, $.01 par value, Class B, 21,737 shares authorized, 21,737 shares issued and outstanding at March 23, 2002 and December 29, 2001	32,861	32,142
Additional paid-in capital	43,725	43,725
Accumulated other comprehensive income	0	11
Accumulated deficit	(79,235)	(55,156)

Total shareholders’ equity	(1,617)	21,487

Total liabilities and shareholders’ equity	$106,742	$122,728

The accompanying notes are an integral part of these financial statements.

TOM’S FOODS INC.

STATEMENTS OF OPERATIONS
FOR THE TWELVE WEEKS ENDED
MARCH 23, 2002 AND MARCH 24, 2001
(in thousands)

	Twelve Weeks Ended

	March 23, 2002	March 24, 2001

	(unaudited)	(unaudited)
Net sales	$48,902	$45,611
Cost of goods sold	(31,285)	(29,074)

Gross profit	17,617	16,537
Expenses and other income:
Selling and administrative expenses	(16,088)	(15,516)
Amortization of goodwill and intangible assets	(159)	(394)
Other income, net	127	145
Restructuring and nonrecurring charges	0	(579)

Income from operations	1,497	193
Interest expense, net	(1,621)	(1,951)

Loss before income taxes	(124)	(1,758)
Provision for income taxes	34	35

Net loss before cumulative effect of accounting change	(158)	(1,793)
Cumulative effect of accounting change	(22,934)	0

Net loss	$(23,092)	$(1,793)

The accompanying notes are an integral part of these financial statements.

TOM’S FOODS

STATEMENTS OF CASH FLOWS

FOR THE TWELVE WEEKS ENDED
MARCH 23, 2002 AND MARCH 24, 2001
(in thousands)

	Twelve Weeks Ended

	March 23, 2002	March 24, 2001

	(unaudited)	(unaudited)
Cash flows from operating activities:
Net loss	$(23,092)	$(1,793)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,290	2,383
Restructuring and nonrecurring charges	0	579
Cumulative effect of accounting change	22,934	0
Provision for income taxes	34	35
Dividends accrued	0	233
Loss on disposal of property, plant, and equipment	65	0
Changes in operating assets and liabilities:
Accounts and notes receivable, net	(5,095)	(1,003)
Inventories	(2,156)	(638)
Other assets	(129)	(914)
Accounts payable	2,482	(526)
Other liabilities	(88)	(157)
Accrued pension cost	(37)	(61)

Total adjustments	(20,300)	(69)

Net cash used in operating activities	(2,792)	(1,862)

Cash flows from investing activities
Additions to property, plant, and equipment	(3,824)	(834)
Proceeds from disposal of property, plant, and equipment	4	14

Net cash used in investing activities	(3,820)	(820)

Cash flows from financing activities:
Net borrowing on working capital revolver	4,616	0
Proceeds from long-term debt	354	0
Borrowings (repayments) of other long-term debt	112	(61)

Net cash provided by (used in) financing activities	5,082	(61)

Decrease in cash and short-term investments	(1,530)	(2,743)
Cash and short-term investments, beginning of period	2,933	5,612

Cash and short-term investments, end of period	$1,403	$2,869

Interest paid during the period	$223	$359
Income taxes paid during the period	$45	$21

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

The accompanying unaudited financial statements, as amended, have not been reviewed by an independent audit firm. The Company will submit these financial statements to a review once an audit firm has been selected to replace Arthur Andersen, the Company's previous auditor.

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

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

TWELVE-WEEKS ENDED MARCH 23, 2002
COMPARED TO TWELVE-WEEKS ENDED MARCH 24, 2001

Net sales for the first quarter ended March 23, 2002 were $48.9 million, an increase of 7.2%, or $3.3 million compared to sales of $45.6 million for the corresponding period in 2001. The sales figures for each quarter have been reduced as the result of a reclassification of certain promotional expenses from selling and administrative expenses in accordance with the Financial Accounting Standard Board’s (“FASB”) Emerging Issues Task Force (“EITF”) consensus Issue 00-14 which the Company adopted during the first quarter of 2002. The reclassified amounts for the first quarter of 2002 and 2001 were $2.1 million and $2.0 million, respectively.

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

As a result of the favorable comparative variances discussed above and the changes in accounting treatment discussed below, the net loss before the cumulative effect of accounting change for the twelve-

week period ended March 23, 2002 decreased by $1.6 million to $158,000 compared to a net loss of $1.8 million for the same period of 2001.

The Company adopted FASB Statement of Financial Accounting Standard (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” during the first quarter of 2002. SFAS No. 142 required the Company to conduct an impairment review of the carrying value of its goodwill. This review was recently completed, obliging the Company to amend its original first quarter 2002 Form 10-Q filing due to an impairment of goodwill based upon an independent appraisal. The Company has recorded this non-cash goodwill impairment charge of $22.9 million as a cumulative effect of accounting change on its Statements of Operations with a corresponding reduction in goodwill, a long term asset on its Balance Sheet. The accounting change has no effect on cash flow. The appraisal also indicated market values for certain intangibles at levels significantly higher than their book values, but unfortunately, the relevant accounting standards do not allow the value of these intangibles to be written up.

The net loss for the twelve week period ended March 23, 2002 was $23.1 million after recording the cumulative effect of accounting change.

Earnings before interest, taxes, depreciation and amortization (“EBITDA”) represents the sum of income (loss) before income taxes plus interest expense, depreciation and amortization. EBITDA is a widely accepted measure of a Company’s ability to incur and service debt, to undertake capital expenditures, and to meet working capital requirements. EBITDA is not a measure of financial performance under generally accepted accounting principles and should not be considered an alternative either to net income as an indicator of the Company’s operating performance or as an indicator of the Company’s liquidity. EBITDA, excluding the cumulative effect of accounting change, for the first quarter of 2002 increased 20.9% to $3.7 million compared to $3.0 million for the first quarter of 2001.

FINANCIAL CONDITION

Liquidity and Capital Resources

The Company’s cash flow requirements are for working capital, capital expenditures and debt service. The Company has met its liquidity needs through internally generated funds and a revolving line of credit established in January 2000 which matures in January 2004.

As of March 23, 2002, the Company had an outstanding revolving loan balance of $7.7 million, letters of credit outstanding of $2.8 million, and $5.1 million of borrowing availability thereunder. The Company’s working capital position of $5.2 million as of March 23, 2002 was a decrease of $7.1 million compared to the working capital position of $12.3 million for the same period of 2001. The change was due primarily to the outstanding revolving loan balance in 2002 versus no outstanding balance at the end of the first quarter of 2001 driven by increases in sales and the related effects on receivables and inventory balances.

Net cash used in operating activities was $2.8 million for the twelve-week period ended March 23, 2002 versus $1.9 million used during the same period in 2001.

Net cash used in investing activities increased to $3.8 million in the first quarter of 2002 from $834,000 in 2001. Much of the increase was simply capital project timing related and will not continue at the same pace for the remainder of the year although the Company expects to continue its capital reinvestment spending at levels approximating its depreciation expense. Capital expenditures were made primarily for plant facility improvements, technology investments, and distributor acquisitions.

Net cash provided by financing activities was $5.1 million in the first quarter of 2002 versus cash used of $61,000 in the same period of 2001. Revolver borrowings were $4.6 million in 2002 compared to no borrowings during the first quarter of 2001.

New Accounting Pronouncements

As discussed earlier, in June 2001, FASB issued SFAS No. 141, “Business Combinations,” effective July 1, 2001 and SFAS No. 142, “Goodwill and Other Intangible Assets,” effective for the Company for its fiscal year beginning on December 30, 2001. SFAS No. 141 prohibits pooling of interests accounting for acquisitions initiated after June 30, 2001 and broadens the criteria for recording intangible assets separate from goodwill. SFAS No. 142 requires the Company to cease amortizing goodwill that existed at June 30, 2001 for all periods after December 29, 2001 and any goodwill resulting from acquisitions completed after June 30, 2001 will not be amortized. SFAS No. 142 also establishes a new method of testing goodwill for impairment. The provisions of SFAS No. 142 were adopted by the Company for its fiscal year beginning on December 30, 2001. Early adoption of SFAS No. 142 is not permitted nor is retroactive application to prior period financial statements. The adoption of these accounting standards resulted in certain of the intangibles being subsumed into goodwill as well as the discontinuation of amortization of these assets and goodwill. The Company recently completed its goodwill impairment testing indicating a non-cash goodwill impairment loss of $22.9 million. Accordingly, the Company has now amended its Form 10-Q filing for the first quarter of 2002 to record the goodwill impairment charge. As a result of the adoption of SFAS No. 142 on December 30, 2001, goodwill and certain intangible assets will no longer be amortized and accordingly, the Company’s net loss before the cumulative effect of accounting change is expected to decrease in fiscal 2002. The Company recorded $227,520 of amortization expense in the first quarter of 2001 that was not recorded in the first quarter of 2002 as a result of adopting SFAS No. 142.

In August 2001, FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years and should be applied prospectively. SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. It supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of”, and requires that discontinued operations be measured at the lower of the carrying amount or fair value less cost to sell. The Company has evaluated this statement and does not believe that its adoption has a material impact on the results of its operations or financial position.

As discussed in earlier filings, during 2000, FASB’s EITF added to its agenda various issues that impact the income statement classification of certain sales and marketing promotional payments. In May 2000, the EITF reached a consensus on Issue 00-14, “Accounting for Certain Sales Incentives.” Issue 00-14 addresses the recognition and income statement classification of various sales incentives. Among its requirements, the consensus requires costs related to customer price reductions at the point of sale and other product promotions currently classified as marketing costs to be classified as a reduction of revenue. In April 2001, the EITF delayed the effective date for this consensus until 2002. The impact of adopting this consensus for the quarters ended March 23, 2002, and March 24, 2001 reduced selling and administrative expenses and net sales by approximately $2.1 million and $2.0 million, respectively. In April 2001, the EITF reached a consensus on Issue 00-25, “Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor’s Products.” Issue 00-25 addresses the income statement classification of consideration, other than that directly addressed in Issue 00-14, from a vendor to a reseller or another party that purchases the vendor’s products. This consensus is effective for 2002 and is not expected to have a material impact on the Company’s financial statements.

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

Date: July 30, 2002

By /s/ S. Albert Gaston

S. Albert Gaston
Senior Vice President, Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: July 30, 2002