Form 10-Q
period 2002-06-15
TOMS FOODS INC
filed 2002-07-30
CIK 1048339

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period (twelve-weeks) ended June 15, 2002

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

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

Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days.  Yes    ☒  No   ☐

TOM’S FOODS INC.

QUARTERLY REPORT ON FORM 10-Q
FOR THE TWELVE WEEKS
ENDED JUNE 15, 2002

		Page

PART I.	FINANCIAL INFORMATION
Item 1.	Financial Statements:
	Balance Sheets as of June 15, 2002 (unaudited) and December 29, 2001	3
	Statements of Operations (unaudited) for the twelve and twenty-four weeks ended June 15, 2002 and June 16, 2001	4
	Statements of Cash Flows (unaudited) for the twenty-four weeks ended June 15, 2002 and June 16, 2001	5
	Notes to Financial Statements	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	7
PART II.	OTHER INFORMATION
Item 6.	Exhibits and Reports on Form 8-K	11
SIGNATURES		12

TOM’S FOODS INC.

BALANCE SHEETS
JUNE 15, 2002 AND DECEMBER 29, 2001
(in thousands except per share data)

	June 15, 2002	December 29, 2001

	(unaudited)
ASSETS
Current Assets:
Cash and short-term investments	$1,079	$2,933
Accounts and notes receivable, net	15,259	11,391
Inventories:
Raw materials	4,419	2,415
Packaging materials	2,505	2,099
Finished goods and work in progress	6,068	5,639
Other current assets	3,247	4,192

Total current assets	32,577	28,669

Property, plant, and equipment:
Land and land improvements	5,875	5,871
Buildings	18,148	18,056
Machinery, equipment and vehicles	54,450	52,946
Vending and other distribution equipment	12,741	12,183
Furniture and fixtures	15,951	15,585
Construction in progress	8,687	5,253

Total property, plant, and equipment	115,852	109,894
Accumulated depreciation	(64,685)	(60,745)

Net property, plant, and equipment	51,167	49,149

Noncurrent accounts and notes receivable, net	131	216
Other assets	226	225
Deferred debt issuance costs, net	1,154	1,385
Intangible assets and goodwill, net	20,698	43,084

Total assets	$105,953	$122,728

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Revolving debt	$8,335	$3,065
Accounts payable	9,532	9,068
Accrued liabilities	10,028	9,872
Current portion of other debt obligations	278	251

Total current liabilities	28,173	22,256

Long-term debt:
Senior secured notes	60,000	60,000
Other debt obligations	506	455

Total long-term debt	60,506	60,455

Other long-term obligations	37	37
Accrued pension cost	7,249	6,827
Accrued postretirement benefits other than pensions	0	1,666
Exchangeable portion of Preferred Stock, $.01 par value, Class A, 7,000 shares authorized, 7,000 shares issued and outstanding at June 15, 2002 & December 29, 2001	10,000	10,000
Shareholders’ Equity:
Common stock, $0.01 par value; 10,000 shares authorized, 5,000 shares issued and outstanding at June 15, 2002 and December 29, 2001	0	0
Nonexchangeable portion of Preferred Stock, $.01 par value, Class A, 7,000 shares authorized, 7,000 shares issued and outstanding at June 15, 2002 and December 29, 2001	1,299	765
Preferred Stock, $.01 par value, Class B, 21,737 shares authorized, 21,737 shares issued and outstanding at June 15, 2002 and December 29, 2001	33,579	32,142
Additional paid-in capital	43,725	43,725
Accumulated other comprehensive income	(16)	11
Accumulated deficit	(78,599)	(55,156)

Total shareholders’ equity	(12)	21,487

Total liabilities and shareholders’ equity	$105,953	$122,728

The accompanying notes are an integral part of these financial statements.

TOM’S FOODS INC.

STATEMENTS OF OPERATIONS
FOR THE TWELVE AND TWENTY-FOUR WEEKS ENDED
JUNE 15, 2002 AND JUNE 16, 2001
(in thousands)

	Twelve Weeks Ended		Twenty-Four Weeks Ended

	June 15, 2002	June 16, 2001	June 15, 2002	June 16, 2001

	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Net sales	$52,087	$49,039	$100,989	$94,650
Cost of goods sold	(32,378)	(30,573)	(63,663)	(59,647)

Gross profit	19,709	18,466	37,326	35,003
Expenses and other income:
Selling and administrative expenses	(16,307)	(15,686)	(32,395)	(31,202)
Amortization of goodwill and intangible assets	(160)	(401)	(319)	(795)
Other income, net	73	196	200	341
Restructuring and nonrecurring charges	0	0	0	(579)

Income from operations	3,315	2,575	4,812	2,768
Interest expense, net	(1,672)	(1,961)	(3,293)	(3,912)

Income (loss) before income taxes	1,643	614	1,519	(1,144)
Provision for income taxes	34	36	68	71

Net income (loss) before cumulative effect of accounting change	1,609	578	1,451	(1,215)

Cumulative effect of accounting change	0	0	(22,934)	0

Net income (loss)	$1,609	$578	$(21,483)	$(1,215)

The accompanying notes are an integral part of these financial statements.

TOM’S FOODS INC.
STATEMENTS OF CASH FLOWS
FOR THE TWENTY-FOUR WEEKS ENDED
JUNE 15, 2002 AND JUNE 16, 2001
(in thousands)

	Twenty-Four Weeks Ended

	June 15, 2002	June 16, 2001

	(unaudited)	(unaudited)
Cash flows from operating activities:
Net loss	$(21,483)	$(1,215)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	4,064	3,770
Amortization of intangible assets and goodwill	319	795
Amortization of deferred debt issuance cost	243	243
Restructuring and nonrecurring charges	0	579
Cumulative effect of accounting change	22,934	0
Provision for income taxes	68	71
Preferred A stock noncash interest expense	0	471
Loss (gain) on disposal of property, plant, and equipment	7	(6)
Changes in operating assets and liabilities:
Accounts and notes receivable, net	(4,240)	(2,425)
Inventories	(2,760)	(2,519)
Other assets	608	(416)
Accounts payable	464	(109)
Other liabilities	46	(1,419)
Accrued pension cost	(1,245)	(122)

Total adjustments	20,508	(1,087)

Net cash used in operating activities	(975)	(2,302)

Cash flows from investing activities:
Additions to property, plant, and equipment	(6,588)	(1,866)
Proceeds from disposal of property, plant, and equipment	8	25

Net cash used in investing activities	(6,580)	(1,841)

Cash flows from financing activities:
Net borrowing from working capital revolving facility	5,271	201
Repayment of industrial development revenue bonds, net	354	0
Borrowings (repayments) of long-term debt	76	(107)

Net cash provided by financing activities	5,701	94

Decrease in cash and short-term investments	(1,854)	(4,049)
Cash and short-term investments, beginning of period	2,933	5,612

Cash and short-term investments, end of period	$1,079	$1,563

Interest paid during the period	$3,634	$3,566
Income taxes paid during the period	$93	$91

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

The accompanying unaudited financial statements have not been reviewed by an independent audit firm. The Company will submit these financial statements to a review once an audit firm has been selected to replace Arthur Andersen, the Company’s previous auditor.

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

Item 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

TWELVE WEEKS ENDED JUNE 15, 2002
COMPARED TO TWELVE WEEKS ENDED JUNE 16, 2001

Net sales for the second quarter ended June 15, 2002 were $52.1 million, an increase of 6.2%, or $3.1 million compared to the corresponding period in 2001. The sales figures for each quarter have been reduced as the result of a reclassification of certain promotional expenses from selling and administrative expenses in accordance with the Financial Accounting Standard Board’s (“FASB”) Emerging Issues Task Force (“EITF”) consensus Issue 00-14 which the Company adopted during the first quarter of 2002. The reclassified amounts for the second quarter of 2002 and 2001 were $2.1 million and $2.0 million, respectively.

Gross profit increased to $19.7 million in the second quarter of 2002 from $18.5 million in the second quarter of 2001, an increase of $1.2 million or 6.7%.

For the second quarter 2002, selling and administrative expenses increased to $16.3 million from $15.7 million in the 2001 period, an increase of 4.0% or $600,000. As a percent of net sales, selling and administrative expenses decreased to 31.3% in the second quarter of 2002 from to 32.0% in 2001.

Amortization expense decreased by $241,000 to $160,000 for the second quarter of 2002 compared to 2001 due to the cessation of amortization of goodwill. This is discussed more fully below under new Accounting Pronouncements. Other Income was $73,000 for the second quarter of 2002 compared to $196,000 for the corresponding period in 2001.

Interest expense, net of interest income, decreased to $1.7 million in the second quarter of 2002 from $2.0 million in the second quarter of 2001, a decrease of $300,000 due primarily to the early retirement of the Company’s outstanding industrial development revenue bonds in the second half of 2001 and the fact that there is no longer interest expense recorded on the exchangeable portion of the Company’s Preferred A stock. All increases in the liquidation preference on the Company’s Preferred A stock are now recorded as dividends and are reflected solely within the equity section of the balance sheet.

The provision for income taxes was $34,000 in 2002 compared to $36,000 for 2001. The Company estimates that it will have no material Federal tax obligations for the fiscal year due to loss carryforwards from prior years.

As a result of the favorable variances discussed above, the net income for the twelve week period ended June 15, 2002 increased by $1.0 million to $1.6 million compared to the net income of $578,000 for the same period in 2001.

Earnings before interest, taxes, depreciation and amortization (“EBITDA”) represents the sum of income (loss) before income taxes plus interest expense, depreciation and amortization. EBITDA is a widely accepted measure of a Company’s ability to incur and service debt, to undertake capital expenditures, and to meet working capital requirements. EBITDA is not a measure of financial performance under generally accepted accounting principles and should not be considered an alternative either to net income as an indicator of the Company’s operating performance or as an indicator of the Company’s liquidity. EBITDA for the second quarter of 2002 increased by 12.2% to $5.5 million, or 10.6% of net sales, compared to $4.9 million, or 10.0% of net sales, for the same period of 2001.

TWENTY-FOUR WEEKS ENDED JUNE 15, 2002
COMPARED TO THE TWENTY-FOUR WEEKS ENDED JUNE 16, 2001

Net sales for the twenty-four weeks ended June 15, 2002 were $101.0 million, an increase of 6.7%, or $6.3 million compared to the corresponding period in 2001. The sales figures for the twenty-four week periods have been reduced as a result of a reclassification of certain promotional expenses from selling and administrative expenses in accordance with the FASB EITF consensus Issue 00-14 which the Company adopted during the first quarter of 2002. The reclassified amounts for the first twenty-four weeks of 2002 and 2001 were $4.2 million and $4.1 million, respectively.

Gross profit dollars for the first twenty-four weeks of 2002 increased $2.3 million to $37.3 million compared to $35.0 million for the same period in 2001.

For the first twenty-four weeks of 2002 selling and administrative expenses were $32.4 million, an increase of $1.2 million or 3.8%, from $31.2 million for the first twenty-four weeks of 2001. As a percent of net sales, selling and administrative expenses decreased to 32.1% for the first half of 2002 from 33.0% for 2001.

Amortization expense decreased by $476,000 to $319,000 for the first half of 2002 compared to 2001 due to the cessation of amortization of goodwill. This is discussed more fully below under new accounting pronouncements. Other income was $200,000 for the first twenty-four weeks of 2002 compared to $341,000 for the corresponding period in 2001.

In the first twenty-four weeks of 2001, the Company incurred a one-time non-recurring charge of $579,000 related to a planned staff reorganization. No such expense was incurred in 2002.

Interest expense, net of interest income, decreased to $3.3 million in the first twenty-four weeks of 2002 from $3.9 million in the same period of 2001, a decrease of $600,000 due primarily to the early retirement of the Company’s outstanding industrial development revenue bonds in the second half of 2001 and the fact that interest expense is no longer recorded on the exchangeable portion of the Company’s Preferred A stock. All increases in the liquidation preference on the Company’s Preferred A stock are now recorded as dividends and are reflected solely within the equity section of the balance sheet.

The provision for income taxes was $68,000 in 2002 compared to $71,000 for 2001. The Company estimates that it will have no material Federal tax obligations for the fiscal year due to loss carryforwards from the prior years.

As a result of the favorable variances discussed above, the net income before cumulative effect of accounting change for the twenty-four weeks ended June 15, 2002 increased by $2.7 million to $1.5 million of net income compared to the net loss of $1.2 million for the same period of 2001.

The Company adopted FASB Statement of Financial Accounting Standard (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” during the first quarter of 2002. SFAS No. 142 required the Company to conduct an impairment review of the carrying value of its goodwill. This review was recently completed, obliging the Company to amend its original first quarter 2002 Form 10-Q filing to record an impairment of the carrying value of its goodwill based upon an independent appraisal. The Company has recorded this non-cash goodwill impairment charge of $22.9 million as a cumulative effect of accounting change on its Statements of Operations with a corresponding reduction in goodwill, a long term asset on its Balance Sheet. The accounting change has no effect on cash flow. The appraisal also indicated market values for certain intangibles at levels significantly higher than their book values, but unfortunately, the relevant accounting standards do not allow the value of these intangibles to be written-up.

Earnings before interest, taxes, depreciation and amortization (“EBITDA”) represents the sum of income (loss) before income taxes plus interest expense, depreciation and amortization. EBITDA is a widely accepted measure of a Company’s ability to incur and service debt, to undertake capital expenditures, and to meet working capital requirements. EBITDA is not a measure of financial performance under generally accepted accounting principles and should not be considered an alternative either to net income as an indicator of the Company’s operating performance or as an indicator of the Company’s liquidity. EBITDA year-to-date through the second quarter of 2002 increased by 16.2% to $9.2 million, or 9.1% of net sales, compared to $7.9 million, or 8.4% of net sales, for the same period of 2001.

FINANCIAL CONDITION

Liquidity and Capital Resources

The Company’s cash flow requirements are for working capital, capital expenditures and debt service. The Company has met its liquidity needs through internally generated funds and a revolving line of credit established in January 2000 which matures in January 2004.

As of June 15, 2002, the Company had an outstanding revolving loan balance of $8.3 million, had letters of credit outstanding of $2.8 million and $4.4 million of borrowing availability thereunder. The Company’s working capital position of $4.4 million as of June 15, 2002 was a decrease of $9.9 million compared to the working capital position of $14.3 million as of June 16, 2001. The change is due primarily to the outstanding revolving loan balance of $8.3 million in 2002 versus an outstanding balance of $201,000 at the end of the same period in 2001.

Net cash used in operating activities was $975,000 for the twenty-four week period ended June 15, 2002 versus $2.3 million used during the same period in 2001.

Net cash used in investing activities increased to $6.6 million in the first twenty-four weeks of 2002 from $1.8 million in 2001 due to the early timing of certain capital projects versus the prior year. Capital expenditures were made primarily for plant and facility improvements, distributor acquisitions, and information technology investments.

Net cash provided by financing activities was $5.7 million for the first twenty-four weeks of 2002 compared to $94,000 in the same period of 2001. Revolver borrowings were $5.3 million in 2002 compared to $201,000 in the same period of 2001.

New Accounting Pronouncements

As discussed earlier, in June 2001, FASB issued SFAS No. 141, “Business Combinations,” effective July 1, 2001 and SFAS No. 142, “Goodwill and Other Intangible Assets,” effective for the Company for its fiscal year beginning on December 30, 2001. SFAS No. 141 prohibits pooling of interests accounting for acquisitions initiated after June 30, 2001 and broadens the criteria for recording intangible assets separate from goodwill. SFAS No. 142 requires the Company to cease amortizing goodwill that existed at June 30, 2001 for all periods after December 29, 2001 and any goodwill resulting from acquisitions completed after June 30, 2001 will not be amortized. SFAS No. 142 also establishes a new method of testing goodwill for impairment. The provisions of SFAS No. 142 were adopted by the Company for its fiscal year beginning on December 30, 2001. Early adoption of SFAS No. 142 was not permitted nor was retroactive application to prior period financial statements. The adoption of these accounting standards resulted in certain of the Company’s intangible assets being subsumed into goodwill. The Company recently completed its goodwill impairment testing, indicating a non-cash goodwill impairment loss of $22.9 million. Accordingly, the Company has now amended its Form 10-Q filing for the first quarter of 2002 to record the goodwill impairment charge. Also, as a result of the adoption of SFAS No. 142 on December 30, 2001, goodwill and certain intangible assets will no longer be amortized and accordingly, the Company’s net income before the cumulative effect of accounting change has increased in fiscal 2002 as a result. The Company recorded $476,000 of amortization expense in the first twenty-four weeks of 2001 that was not recorded in the first twenty-four weeks of 2002 as a result of adopting SFAS No. 142.

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years, and should be applied prospectively. SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. It supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of”, and requires that discontinued operations be measured at the lower of the carrying amount or fair value less cost to sell. The Company has evaluated this statement and does not believe that its adoption has a material impact on the results of its operations or financial position.

As discussed in earlier filings, during 2000, FASB’s EITF added to its agenda various issues that impact the income statement classification of certain sales and marketing promotional payments. In May 2000, the EITF reached a consensus on Issue 00-14, “Accounting for Certain Sales Incentives.” Issue 00-14 addresses the recognition and income statement classification of various sales incentives. Among its requirements, the consensus requires costs related to customer price reductions at the point of sale and other product promotions currently classified as marketing costs to be classified as a reduction of revenue. In April 2001, the EITF delayed the effective date for this consensus until 2002. The impact of adopting this consensus for the quarters ended June 15, 2002, and June 16, 2001 reduced selling and administrative expenses and net sales by approximately $4.2 million and $4.1 million, respectively. In April 2001, the EITF reached a consensus on Issue 00-25, “Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor’s Products.” Issue 00-25 addresses the income statement classification of consideration, other than that directly addressed in Issue 00-14, from a vendor to a reseller or another party that purchases the vendor’s products. This consensus is effective for 2002 and is not expected to have a material impact on the Company’s financial statements.

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

Part II.   OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K.

(a) Exhibits.

None.

(b) Reports on Form 8-K.

There were no reports on Form 8-K filed by the Registrant during the quarter ended June 15, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, each Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TOM’S FOODS INC.

By   /s/ Rolland G. Divin

Rolland G. Divin
President, Chief Executive Officer,
and Director (Principal Executive Officer)

Date: July 30, 2002

By   /s/ S. Albert Gaston

S. Albert Gaston
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

Date:  July 30, 2002