Form 10-Q
period 2002-09-07
TOMS FOODS INC
filed 2002-10-22
CIK 1048339

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[✓] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarter (twelve weeks) ended September 7, 2002.

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

Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days. Yes [✓] No [  ]

TOM’S FOODS INC.

QUARTERLY REPORT ON FORM 10-Q
FOR THE TWELVE WEEKS
ENDED SEPTEMBER 7, 2002

TOM’S FOODS INC.
CONDENSED BALANCE SHEETS
SEPTEMBER 7, 2002 AND DECEMBER 29, 2001
(in thousands except per share data)

	September 7, 2002	December 29, 2001

ASSETS	(unaudited)	(unaudited)
Current Assets:
Cash and short-term investments	$1,253	$2,933
Accounts and notes receivable, net of allowance for uncollectible accounts of $1,866 and $1,848 at September 7, 2002 and December 29, 2001, respectively	14,752	11,391
Inventories:
Raw materials	2,676	2,415
Packaging materials	2,528	2,099
Finished goods and work in progress	5,961	5,639

Other current assets	4,673	4,192

Total current assets	31,843	28,669
Property, plant, and equipment:
Land and land improvements	5,886	5,871
Buildings	18,284	18,056
Machinery, equipment and vehicles	56,828	52,946
Vending and other distribution equipment	12,729	12,183
Furniture and fixtures	16,025	15,585
Construction in progress	6,940	5,253

Total property, plant, and equipment	116,692	109,894
Accumulated depreciation	(66,432)	(60,745)

Net property, plant, and equipment	50,260	49,149

Noncurrent accounts and notes receivable, net	102	216
Other assets	226	225
Deferred debt issue costs, net	1,081	1,445
Intangible assets, net	19,967	20,132
Goodwill, net	532	22,892

Total assets	$104,011	$122,728

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Revolving debt	$6,972	$3,065
Accounts payable	7,713	9,068
Accrued liabilities	11,483	9,872
Current portion of other debt obligations	293	251

Total current liabilities	26,461	22,256

Long-term debt:
Senior secured notes	60,000	60,000
Other debt obligations	493	455

Total long-term debt	60,493	60,455

Other long-term obligations	37	37
Accrued pension cost	6,883	6,827
Accrued postretirement benefits other than pensions	0	1,666
Exchangeable portion of Preferred Stock, $.01 par value, Class A, 7,000 shares authorized, 7,000 shares issued and outstanding at September 7, 2002 and December 29, 2001	10,000	10,000
Shareholders’ Equity:
Common stock, $0.01 par value; 10,000 shares authorized, 5,000 shares issued and outstanding at September 7, 2002 and December 29, 2001	0	0
Nonexchangeable portion of Preferred Stock, $.01 par value, Class A, 7,000 shares authorized, 7,000 shares issued and outstanding at September 7, 2002 and December 29, 2001	1,566	765
Preferred Stock, $.01 par value, Class B, 21,737 shares authorized, 21,737 shares issued and outstanding at September 7, 2002 and December 29, 2001	34,298	32,142
Additional paid-in capital	43,725	43,725
Accumulated other comprehensive income	2	11
Accumulated deficit	(79,454)	(55,156)

Total shareholders’ equity	137	21,487

Total liabilities and shareholders’ equity	$104,011	$122,728

The accompanying notes are an integral part of these financial statements.

TOM’S FOODS INC.
CONDENSED STATEMENTS OF OPERATIONS
FOR THE TWELVE AND THIRTY SIX WEEKS ENDED
SEPTEMBER 7, 2002 AND SEPTEMBER 8, 2001
(in thousands)

	Twelve Weeks Ended		Thirty-Six Weeks Ended

	Sept. 7, 2002	Sept. 8, 2001	Sept. 7, 2002	Sept. 8, 2001
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Net sales	$47,288	$48,010	$148,277	$142,660
Cost of goods sold	(30,452)	(30,457)	(94,115)	(90,104)

Gross profit	16,836	17,553	54,162	52,556
Expenses and other income:
Selling and administrative expenses	(14,864)	(15,333)	(47,259)	(46,535)
Amortization of goodwill and intangible assets	(159)	(399)	(478)	(1,194)
Other income, net	69	90	269	431
Restructuring and nonrecurring charges	0	0	0	(579)

Income from operations	1,882	1,911	6,694	4,679
Interest expense, net	(1,705)	(2,023)	(4,998)	(5,935)

Income (loss) before income taxes	177	(112)	1,696	(1,256)
Provision for income taxes	35	35	103	106

Net income (loss) before cumulative effect of accounting change	142	(147)	1,593	(1,362)

Cumulative effect of accounting change	0	0	(22,934)	0

Net income (loss)	$142	$(147)	$(21,341)	$(1,362)

The accompanying notes are an integral part of these financial statements.

TOM’S FOODS INC.
CONDENSED STATEMENTS OF CASH FLOWS
FOR THE THIRTY-SIX WEEKS ENDED
SEPTEMBER 7, 2002 AND SEPTEMBER 8, 2001
(in thousands)

	Thirty-Six Weeks Ended

	September 7, 2002	September 8, 2001

	(unaudited)	(unaudited)
Cash flows from operating activities:
Net loss	$(21,341)	$(1,362)

Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	6,160	5,710
Amortization of intangible assets and goodwill	478	1,194
Amortization of deferred debt issuance cost	364	363
Restructuring and nonrecurring charges	0	579
Cumulative effect of accounting change	22,934	0
Provision for income taxes	103	106
Preferred A stock noncash interest expense	0	713
Loss on disposal of property, plant, and equipment	8	8
Changes in operating assets and liabilities:
Accounts and notes receivable, net	(3,758)	(3,209)
Inventories	(939)	(1,792)
Other assets	(677)	(958)
Accounts payable	(1,355)	(687)
Other liabilities	1,466	1,096
Accrued pension cost	(1,611)	(183)

Total adjustments	23,173	2,940

Net cash provided by operating activities	1,832	1,578

Cash flows from investing activities:
Additions to property, plant, and equipment	(7,875)	(3,523)
Proceeds from disposal of property, plant, and equipment	21	68

Net cash used in investing activities	(7,854)	(3,455)

Cash flows from financing activities:
Net borrowing from working capital revolving facility	3,908	2,982
Repayment of industrial development revenue bonds	0	(4,800)
Return of industrial development revenue bond escrow deposit	354	0
Borrowings (repayments) of other long-term debt	80	(172)

Net cash provided by (used in) financing activities	4,342	(1,990)

Decrease in cash and short-term investments	(1,680)	(3,867)
Cash and short-term investments, beginning of period	2,933	5,612

Cash and short-term investments, end of period	$1,253	$1,745

Interest paid during the period	$3,920	$3,830
Income taxes paid during the period	$99	$111

TOM’S FOODS INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS

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

The accompanying unaudited financial statements were reviewed by Deloitte & Touche LLP, the Company’s independent audit firm, selected to replace Arthur Andersen LLP by the Board of Directors at its meeting on August 7, 2002. Deloitte & Touche LLP has also reviewed the Company’s amended First Quarter 2002 Form 10-Q and its Second Quarter 2002 Form 10-Q. These reports were previously filed without review as the Company had not replaced its previous auditor at the time those filings were done. There were no noted adjustments to the previous filings.

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

Fair Value of Financial Instruments

The Company’s financial instruments consist primarily of cash and short-term investments, trade receivables, notes receivable, accounts payable, purchase commitments, senior secured notes, and other long-term obligations. In management’s opinion, the carrying amounts of these financial instruments approximate their fair values at September 7, 2002 and December 29, 2001.

Inventories

Inventories are stated at the lower of cost or market. Cost is determined using the average cost for raw materials, packaging materials, and work in process. Finished goods cost is determined using the first-in, first-out method. Cost elements include the cost of raw materials, direct labor, and overhead incurred in the manufacturing process.

Postretirement Benefits

During 2002, the Company discontinued its postretirement medical benefit plan designed to bridge certain employees, whom had taken early retirement, to Medicare eligibility. As a result of the plan's termination, there were no continuing benefit obligations under the plan, and the Company recorded the entire settlement gain in the second quarter of 2002. Accordingly, the associated accrued long-term liability, which had been previously expensed against operating income and had a balance of $1.7 million at December 29, 2001, was reversed with a corresponding credit to selling and administrative expense.

Hedging Transactions

The Company has limited involvement with derivative financial instruments and does not use them for speculative purposes. The Company enters into various futures contracts and futures options to reduce the impact of volatility in raw material prices. Effective December 31, 2000, the Company adopted the Financial Accounting Standards Board’s (“FASB”) Statement of Financial Accounting Standard (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” subsequently amended by SFAS No. 138, “Accounting for Certain Derivative Instruments.” SFAS No. 133 and SFAS No. 138 require the Company to recognize all derivative instruments as assets or liabilities and to measure those instruments at fair value. Changes in the derivative fair values are deferred and recorded as a component of accumulated other comprehensive income until the hedged transactions occur and are recognized in earnings. Any ineffective portion of a hedging derivative’s change in fair value is immediately recognized in earnings. The Company formally documents all relationships between hedging instruments and hedged items as well as its risk management objectives and strategies for undertaking the hedge transactions. The Company links all hedges to forecast transactions and assesses, both at the inception of the hedge and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in cash flows of hedged items. Adoption of these Statements did not have a significant impact on the Company’s financial position and operating results. At September 7, 2002, the Company had no open futures or options contracts.

New Accounting Pronouncements

In June 2001, the FASB issued SFAS No. 141, “Business Combinations”, which addresses the financial accounting and reporting for business combinations and supersedes Accounting Principles Board (“APB”) Opinion No. 16, “Business Combinations”, and SFAS No. 38, “Accounting for Preacquisition Contingencies of Purchased Enterprises". SFAS No. 141 requires that all business combinations be accounted for by the purchase method, modifies the criteria for recognizing intangible assets, and expands disclosure requirements. The provisions of SFAS No. 141 apply to all business combinations initiated after June 30, 2001.

In June 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets", which addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, “Intangible Assets”. SFAS No. 142 addresses how intangible assets that are acquired individually or with a group of other assets should be accounted for in financial statements upon acquisition and after they have been initially recognized in the financial statements. SFAS No. 142 requires that goodwill and intangible assets that have indefinite useful lives not be amortized but rather tested at least annually for impairment, and intangible assets that have finite useful lives be amortized over their useful lives. In addition, SFAS No. 142 expands the disclosure requirements about goodwill and other intangible assets in the years subsequent to their acquisition. Impairment losses for goodwill and indefinite-life intangible assets that arise due to the initial application of SFAS No. 142 are to be reported as a change in accounting principle. The Company adopted SFAS No. 141 and SFAS No. 142 effective December 30, 2001.

Upon adoption of SFAS No. 141 as of December 30, 2001, the Company reclassified certain intangible assets previously allocated to assembled staff into goodwill, and ceased the amortization related to these intangibles.

During the second quarter, the Company completed the impairment test required by SFAS No. 142. As a result of this impairment test, the Company determined that the carrying amount of goodwill was in excess of its fair value as determined by a discounted cash flow approach. As a result, the Company recorded an impairment charge of $22.9 million relating to goodwill which is presented as a cumulative effect of change in accounting principle. The Company amended its first quarter 2002 filing on Form 10-Q to reflect the impairment charge which had no effect on cash flow. The appraisal conducted for the impairment test also indicated market values for the Company’s tradename at levels significantly higher than historical book value, but the relevant accounting standards do not allow the value of this intangible asset to be written up.

The trademark intangible asset was purchased on May 13, 1993 and was being amortized on a straight-line basis over 40 years (the maximum permitted by APB Opinion No. 17, Intangible Assets). Upon initial application of SFAS No. 142, the Company reassessed the useful lives of its intangible assets and determined that the trademark has an indefinite useful life because it is expected to generate cash flow over an indefinite period into the future. Thus, the Company ceased amortizing the trademark on December 30, 2001.

The Company assesses goodwill and indefinite-lived intangibles for impairment annually unless events occur that require more frequent reviews. Long-lived assets, including amortizable intangibles, are tested for impairment if impairment triggers occur. Discounted cash flow analyses are used to assess nonamortizable intangible impairment while undiscounted cash flow analyses are used to assess long-lived asset impairment. If an assessment indicates impairment, the impaired asset is written down to its fair market value based on the best information available. Estimated fair market value is generally measured with discounted estimated future cash flows.

The useful lives of amortizable intangible assets are evaluated periodically, and subsequent to impairment reviews, to determine whether revision is warranted. If cash flows related to a nonamortizable intangible are not expected to continue beyond the foreseeable future, a useful life would be assigned.

Summary of the changes to goodwill for the thirty-six weeks ended September 7, 2002 is presented below:

		Accumulated	Carrying
	Goodwill	Amortization	Value

Balance at December 29, 2001	$26,490	$(5,646)	$20,844
ADD: Reclassification of Assembled Staff	3,839	(1,791)	2,048
ADD: Goodwill acquired	574	—	574
LESS: Goodwill Impairment and related costs	(30,371)	7,437	(22,934)

Balance at September 7, 2002	$532	$—	$532

Other intangible assets are subject to amortization with useful lives ranging up to 35 years. Intangible assets with indefinite lives are not amortized. The Company has reviewed the carrying value of these assets under the guidance of SFAS No. 144 and determined there was no impairment related to these balances. The balances of these intangible assets are summarized below:

		Accumulated	Carrying
Balance at December 29, 2001	Total	Amortization	Value

Nonamortizable:
Trademark	$4,803	$(1,121)	$3,682
Assembled Staff	3,839	(1,791)	2,048
Goodwill	26,490	(5,646)	20,844

	35,132	(8,558)	26,574
Amortizable:
Distribution System	22,432	(5,982)	16,450

	$57,564	$(14,540)	$43,024

		Accumulated	Carrying
Balance at September 7, 2002	Total	Amortization	Value

Nonamortizable:
Trademark	$4,803	$(1,121)	$3,682
Goodwill acquired, net of impairment	532	—	532

	5,335	(1,121)	4,214
Amortizable:
Distribution System	22,432	(6,460)	15,972
Distribution System, intangible asset acquired	313	—	313

	22,745	(6,460)	16,285

	$28,080	$(7,581)	$20,499

For the thirty-six weeks ended September 7, 2002, amortization expense related to the amortizable intangible assets was approximately $478,000. Estimated amortization for the remainder of 2002 and the next four fiscal years is as follows:

2002	$213,000
2003	691,000
2004	691,000
2005	691,000
2006	691,000

The following tables reconcile the impact of adopting SFAS No. 142 for the twelve and thirty-six weeks ended September 7, 2002 and September 8, 2001:

	Twelve Weeks Ended

	Sept. 7, 2002	Sept. 8, 2001

Net (loss) income	$142	$(147)
Add back goodwill amortization	—	208
Add back trademark amortization	—	30

Adjusted net income	$142	$61

	Thirty Six Weeks Ended

	Sept. 7, 2002	Sept. 8, 2001

Net loss	$(21,341)	$(1,362)
Add back cumulative effect of change in accounting principle	(22,934)	—

	1,593	(1,362)
Add back goodwill amortization	—	625
Add back trademark amortization	—	90

Adjusted net (loss) income	$1,593	$(737)

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The Company was required to adopt SFAS No. 144 on December 30, 2001. The adoption of SFAS No. 144 did not have a material effect on the Company’s results of operations or financial position.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities", which addresses financial accounting and reporting for costs associated with exit or disposal activities and supersedes Emerging Issues Task Force (“EITF”) Issue 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)”. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. A liability for an exit cost as defined in EITF 94-3 is recognized at the date of an entity’s commitment to an exit plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. The Company will adopt the provisions of SFAS No. 146 for exit or disposal activities that are initiated after December 28, 2002.

During 2000, FASB’s EITF added to its agenda various issues that impact the income statement classification of certain sales and marketing promotional payments. In May 2000, the EITF reached a consensus on Issue 00-14, “Accounting for Certain Sales Incentives.” Issue 00-14 addresses the recognition and income statement classification of various sales incentives. Among its requirements, the consensus requires costs related to customer price reductions at the point of sale and other product promotions currently classified as marketing costs to be classified as a reduction of revenue. In April 2001, the EITF delayed the effective date for this consensus until 2002. The impact of adopting this consensus for the thirty-six weeks ended September 7, 2002, and September 8, 2001 reduced selling and administrative expenses and net sales by approximately $6.2 million and $6.3 million, respectively. There was no impact on earnings or cash flow from the adoption of Issue 00-14. In April 2001, the EITF reached a consensus on Issue 00-25, “Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor’s Products.” Issue 00-25 addresses the income statement classification of consideration, other than that directly addressed in Issue 00-14, from a vendor to a reseller or another party that purchases the vendor’s products. This consensus is effective for 2002 and is not expected to have a material impact on the Company’s financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

TWELVE WEEKS ENDED SEPTEMBER 7, 2002
COMPARED TO TWELVE WEEKS ENDED SEPTEMBER 8, 2001

Net sales for the third quarter ended September 7, 2002 were $47.3 million, a decrease of 1.5%, or $722,000 compared to the corresponding period in 2001 as a result of weakness in general economic conditions and aggressive promotional activity by at least one competitor. The sales figures for each quarter have been reduced as a result of a reclassification of certain promotional expenses from selling and administrative expenses in accordance with the FASB EITF consensus Issue 00-14 which the Company adopted during the first quarter of 2002. The reclassified amounts for the third quarter of 2002 and 2001 were $2.0 million and $2.2 million, respectively.

Gross profit decreased to $16.8 million in the third quarter of 2002 from $17.5 million in the third quarter of 2001, a decrease of $700,000 or 4.1% due to the sales decrease already noted above and a shift in channel sales mix.

For the third quarter 2002, selling and administrative expenses were $14.9 million compared to $15.3 million for 2001. The decrease in selling and administrative expenses was due primarily to a credit adjustment to expense from accrued long-term pension cost as the Company adjusted its long-term pension liability balances to meet actuarial estimates, consistent with past practice.

Amortization expenses decreased by $240,000 to $159,000 for the third quarter of 2002 compared to 2001 due to the cessation of the amortization of goodwill, discussed more fully above under new accounting pronouncements. Other income was $69,000 for the third quarter of 2002 compared to $90,000 for the corresponding period in 2001.

Interest expense, net of interest income, decreased to $1.7 million in the third quarter of 2002 from $2.0 million in the third quarter of 2001, a decrease of $300,000 due primarily to the early retirement of the Company’s outstanding industrial development revenue bonds in the second half of 2001 and the fact that there is no longer interest expense recorded on the exchangeable portion of the Company’s Preferred A stock. All increases in the liquidation preference on the Company’s Preferred A stock are now recorded as dividends and are reflected solely within the equity section of the balance sheet.

The provision for income taxes was $35,000 in both 2002 and 2001. The Company estimates that it will have no Federal tax obligation for the fiscal year due to loss carryforwards from the prior years.

As a result of the factors discussed above, net income for the twelve week period ended September 7, 2002 increased by $289,000 to $142,000 compared to a net loss of $147,000 for the same period in 2001.

Earnings before interest, taxes, depreciation and amortization (“EBITDA”) represents the sum of income (loss) before income taxes plus interest expense, depreciation and amortization. EBITDA is a widely accepted measure of a Company’s ability to incur and service debt, to undertake capital expenditures, and to meet working capital requirements. EBITDA is not a measure of financial performance under generally accepted accounting principles and should not be considered an alternative either to net income as an indicator of the Company’s operating performance or as an indicator of the Company’s liquidity. Additionally, the Company’s calculation of EBITDA may differ from the calculation of EBITDA used by other companies. Consistent with the preceding discussion, EBITDA for the third quarter of 2002 was $4.1 million, or 8.7% of net sales, compared to $4.2 million, or 8.9% of net sales, for the same period of 2001.

THIRTY-SIX WEEKS ENDED SEPTEMBER 7, 2002
COMPARED TO THE THIRTY-SIX WEEKS ENDED SEPTEMBER 8, 2001

Net sales for the thirty-six weeks ended September 7, 2002 were $148.3 million, an increase of 3.9%, or $5.6 million compared to the corresponding period in 2001 in spite of weakness in general economic condition and aggressive promotional activity by at least one industry competitor, as noted in the quarterly discussion. The sales figures for both thirty-six week periods have been reduced as a result of the reclassification of certain promotional expenses from selling and administrative expenses in accordance with the FASB EITF consensus Issue 00-14 which the Company adopted during the first quarter of 2002. The reclassified amounts for the first thirty-six weeks of 2002 and 2001 were $6.2 million and $6.3 million, respectively.

Gross profit dollars for the first thirty-six weeks of 2002 increased by $1.6 million, or 3.1%, to $54.2 million compared to $52.6 million for the same period in 2001 due primarily to the above noted increases in sales volume.

For the first thirty-six weeks of 2002, selling and administrative expenses were $47.3 million, an increase of $724,000 or 1.6%, from the $46.5 million for the first thirty-six weeks of 2001, largely due to the expenses associated with operating an increased number of Company owned routes. As a percentage of net sales, selling and administrative expenses decreased to 31.8% for the first thirty-six weeks of 2002 from 32.6% for 2001. During 2002, the Company discontinued its postretirement medical benefit plan designed to bridge certain employees whom had taken an early retirement to Medicare eligibility. The accrued postretirement long-term liability, which had been previously expensed against operating income and had a balance of $1.7 million at December 29, 2001, was reversed with a corresponding credit to selling and administrative expense which was partially offset by the noted increase in Company owned route related costs and higher estimated expenses associated with the Company’s insurance and employee welfare programs.

Amortization expenses decreased by $716,000 to $478,000 for the first thirty-six weeks of 2002 compared to 2001 due to the cessation of the amortization of goodwill, discussed more fully above under new accounting pronouncements. Other income was $269,000 for the first thirty-six weeks of 2002 compared to $431,000 for the corresponding period in 2001.

In the first thirty-six weeks of 2001, the Company incurred a one-time nonrecurring charge of $579,000 related to a planned staff reorganization. No such expense was incurred in 2002.

Interest expense, net of interest income, decreased to $5.0 million in the first thirty-six weeks of 2002 from $5.9 million in same period of 2001, a decrease of $900,000 due primarily to the early retirement of the Company’s outstanding industrial development revenue bonds in the second half of 2001 and the fact that there is no longer interest expense recorded on the exchangeable portion of the Company’s Preferred A stock. All increases in the liquidation preference on the Company’s Preferred A stock are now recorded as dividends and are reflected solely within the equity section of the balance sheet.

The provision for income taxes was $103,000 in 2002 compared to $106,000 for 2001. The Company estimates that it will have no Federal tax obligation for the fiscal year due to loss carryforwards from the prior years.

As a result of the variances discussed above, net income before cumulative effect of accounting change for the thirty-six weeks ended September 7, 2002 increased by $3.0 million to $1.6 million compared to a net loss of $1.4 million for the same period of 2001.

Earnings before interest, taxes, depreciation and amortization (“EBITDA”) represents the sum of income (loss) before income taxes plus interest expense, depreciation and amortization. EBITDA is a widely accepted measure of a Company’s ability to incur and service debt, to undertake capital expenditures, and to meet working capital requirements. EBITDA is not a measure of financial performance under generally accepting accounting principles and should not be considered an alternative either to net income as an indicator of the Company’s operating performance or as an indicator of the Company’s liquidity. Additionally, the Company’s calculation of EBITDA may differ from the calculation of EBITDA used by other companies. Consistent with the preceding discussion, EBITDA year-to-date through the third quarter of 2002 increased by 9.6% to $13.3 million, or 9.0% of net sales, compared to $12.2 million, or 8.5% of net sales, for the same period of 2001.

FINANCIAL CONDITION

Liquidity and Capital Resources

The Company’s cash flow requirements are for working capital, capital expenditures and debt service. The Company has met its liquidity needs through internally generated funds and a revolving line of credit established in January 2000 which matures in January 2004.

As of September 7, 2002, the Company had an outstanding revolving loan balance of $7.0 million, had letters of credit outstanding of $2.8 million and $3.7 million of borrowing availability thereunder. The revolving loan balance has increased $3.9 million since December 29, 2001 in line with the sales increase of $5.6 million year-to-date and the related increases in receivables and inventory of $3.4 million and $1.0 million, respectively. The Company’s working capital position of $5.4 million as of September 7, 2002 decreased by $1.0 million from the working capital position of $6.4 million as of December 29, 2001. The decrease is primarily due to the seasonal increase in revolver borrowing offset slightly by increases in receivables and inventory.

Net cash provided by year-to-date operating activities was $1.8 million for the thirty-six week period ended September 7, 2002 versus $1.6 million provided by operating activities during the same period in 2001.

Net cash used in investing activities increased to $7.9 million for the first thirty-six weeks of 2002 from $3.5 million in 2001 due to the early timing of certain capital projects versus the prior year. Year-to-date capital expenditures have been made primarily for plant and facility improvements, distributor acquisitions, and information technology investments.

Net cash provided by financing activities was $4.3 million for the first thirty-six weeks of 2002 compared to the net cash used in financing activities of $2.0 million in the same period of 2001. Net revolver borrowings were $3.9 million compared to $3.0 million for the same period of 2001.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Raw materials used by the Company are subject to price volatility caused by weather, government farm programs, global supply and demand, and other unpredictable factors. To manage potential volatility in raw material prices, the Company from time to time enters into commodity future and option contracts, which are less than one year in duration. The Company’s Board-approved policy is to use such commodity derivative financial instruments only to the extent necessary to manage these raw material price exposures. The Company does not use these financial instruments for speculative purposes. These commodity instruments are marketable exchange traded contracts designated as hedges, and the changes in the market value of such contracts have a high correlation to the price changes of the hedged commodity. As of September 7, 2002 the Company had no open futures or options contracts in wheat, soybean oil, corn, diesel, or natural gas.

The Company has a credit facility that has an interest rate based upon the prime rate or, at the Company’s option, the London InterBank Offered Rate (“LIBOR”) plus 2%. Any increases in such rates may dramatically increase the interest rates under such facility and would make it more costly for the Company to borrow funds thereunder. These increased borrowing costs may impede the Company’s growth and operating strategies if management determines that such costs are too high to implement those strategies. These increased costs may also hinder the Company’s ability to fund its working capital requirements.

The Company’s $60 million senior secured credit facility matures on November 1, 2004. In spite of continued financial improvement since the Company issued its senior notes in October 1997, there can be no assurance given current credit market conditions that the Company will be able to renew its senior credit facility on terms or at rates as favorable as those set to expire in 2004. While the facility expiration is still more than two years away, failure to renew on similar terms could hinder the Company’s future cash flows and its ability to reinvest in the business at current levels or fund its working capital requirements.

ITEM 4. CONTROLS AND PROCEDURES

The Company’s Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation within 90 days prior to the filing date of this report, that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of the foregoing evaluation.

Part II. OTHER INFORMATION

ITEM 5. OTHER INFORMATION

On October 18, 2002, the Company announced that S. Albert Gaston, Sr. Vice President and Chief Financial Officer would be leaving the Company effective October 25, 2002 to accept a career-enhancing position at another company. Mr. Gaston’s contributions to Tom’s have been substantive and this move in no way reflects anything negative in regard to the Company. The Company wishes Mr. Gaston well and he will be missed. The Company is confident that Mr. Gaston’s departure will not adversely affect the continuity of its financial management and controls. A replacement search has been initiated.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)	Exhibits.

None.

(b)	Reports on Form 8-K.

     Form 8-K was filed by the Registrant on August 12, 2002 announcing the Board of Director’s decision to select Deloitte & Touche LLC as the Company’s independent auditor to replace the Company’s previous auditor, Arthur Andersen.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, each Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TOM’S FOODS INC.

By /s/ Rolland G. Divin

Rolland G. Divin
President, Chief Executive Officer,
and Director (Principal Executive Officer)

Date: October 22, 2002

By /s/ S. Albert Gaston

S. Albert Gaston
Senior Vice President, Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: October 22, 2002

I, Rolland G. Divin, certify that:

1)	I have reviewed this quarterly report on Form 10-Q of Tom’s Foods Inc.;

2)	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3)	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4)	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5)	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6)	The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: October 22, 2002

/s/ Rolland G. Divin

Rolland G. Divin
President, Chief Executive Officer,
and Director (Principal Executive Officer)

I, S. Albert Gaston, certify that:

1)	I have reviewed this quarterly report on Form 10-K of Tom’s Foods Inc.;

2)	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3)	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4)	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5)	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6)	The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: October 22, 2002

/s/ S. Albert Gaston

S. Albert Gaston
Senior Vice President, Chief Financial Officer
(Principal Financial and Accounting Officer)