Form 10-K
period 2002-12-28
TOMS FOODS INC
filed 2003-03-27
CIK 1048339

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTION 13
or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 28, 2002

-or-

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                      to

Commission file Number 333-38853

Tom’s Foods Inc.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	58-1516963 (I.R.S. Employer Identification Number)

900 8th Street, Columbus, Georgia (Address of principal executive offices)	31902 (Zip Code)

Registrant’s telephone number, including area code (706) 323-2721

TOM’S FOODS INC.

(Exact name of registrant as specified in its charter)

Delaware	58-1516963
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

900 8th Street
Columbus, Georgia 31902
(706) 323-2721
(Address, including zip code, and telephone number, including area code, of registrant’s principal executive offices)

Securities registered pursuant to Section 12(b) of the Act: None

Title of each class	Name of each exchange on which registered

Securities registered pursuant to Section 12(g) of the Act: None

(Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☐    No   ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).    Yes   ☐    No   ☒

PART I

Item 1. BUSINESS

     Tom’s Foods is a regional snack food manufacturing and distribution company. The Company has manufactured and sold snack food products since 1925 under the widely recognized “Tom’s” brand name, as well as other names. The Company’s distribution network serves a variety of customers, including independent retailers, vending machines, retail supermarket chains, convenience stores, mass merchandisers, food service companies and military bases.

Products and Packaging

     The Company sells a wide variety of products in five principal categories: chips, sandwich crackers, baked goods, nuts and candy. The Company primarily sells its products under the “Tom’s” brand name and also manufactures products for delivery directly to national accounts and for other companies on a contract sales basis. The Company also promotes the sale of certain snack foods, confection products and hot and cold beverages of other companies which complement the Company’s product line.

Distribution Network

     The Company’s products are primarily marketed through its network of independent distributors and Company owned routes: (i) to retail outlets through a direct store delivery system, and (ii) directly to the public through vending machines. The Company ships freshly-made merchandise directly to its distribution network, which, in turn, delivers products to retail outlets and vending machines.

Contract Sales and Direct Sales

     The Company also manufactures products for other food companies and large retail customers under contract packaging agreements.

Competition

     The snack food industry is highly competitive. The Company competes on the basis of overall customer satisfaction which includes price, flavor, freshness and quality. The Company’s major competitors include Frito-Lay and Lance, Inc. both of which the Company views as “full-line” snack food competitors in the salty snack segment. The Company defines a “full-line” participant as a snack food company which has products in all the Company’s major snack categories, including nuts, candy, sandwich crackers, baked goods, potato chips, corn/tortilla chips and extruded snacks, such as cheese puffs. Other industry participants such as Golden Flake Snack Foods Inc., Wise Potato Chip Co., Nabisco, and Interstate Bakeries Corporation (Dolly Madison/Hostess brands) maintain a presence in the markets served by the Company in a limited number of these product categories, such as chips or baked goods.

Sources and Availability of Raw Materials

     The principal raw materials used in the production of the Company’s snack food products are: packaging materials; potatoes, nuts and other agricultural products; and flour, corn, vegetable oils, and other milled or refined products. These raw materials are generally available in adequate quantities in the open market. In most cases, there are readily available alternative suppliers for these raw materials.

Government Regulation

     As a manufacturer and marketer of food items, the Company is subject to regulation by various government agencies, including the United States Department of Agriculture and the United States Food and Drug Administration. Under various statutes and regulations, such agencies prescribe requirements and establish standards for quality and purity. The Company believes that it is in compliance in all material respects with all presently applicable governmental laws and regulations and that the cost of administration of compliance with existing laws and regulations does not have, and is not expected to have, a material adverse effect on the Company’s financial condition or results of operations.

Intellectual Property

     The Company operates under the trademark, service mark and trade name “TOM’S” and uses various marks and logos containing “TOM’S” (collectively, the “Company Marks”). The Company’s products are sold under a number of trademarks. Most of these trademarks, including the widely recognized “TOM’S” brand name, are owned by the Company.

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

Employees

     As of December 28, 2002, the Company has approximately 1,587 full time employees. None of the Company employees are subject to collective bargaining agreements. The Company considers its employee relations to be good.

Item 2. PROPERTIES

     The Company owns and operates seven plants in five states. Sandwich crackers, baked goods, nuts and candy products are produced in three plants located in Columbus, Georgia, which is also the location of the Company’s headquarters (the aggregate area of the Columbus facilities is approximately 580,000 square feet). Chip products are manufactured in four plants located in Fresno, California (47,000 square feet); Perry, Florida (111,000 square feet); Knoxville, Tennessee (116,000 square feet); and Corsicana, Texas (84,000 square feet). The key markets in the southeastern and southwestern United States are served by the Perry, Columbus, Knoxville and Corsicana plants. The Fresno plant primarily services Arizona, California and Nevada and to a lesser extent Oregon and Washington. All of the Company’s facilities have additional capacity, some of which is used to package products on a contract basis for other companies. The Company also leases certain properties in connection with its field sales activities and Company owned distribution routes.

Item 3. LEGAL PROCEEDINGS

     The Company is subject to litigation from time to time in the ordinary course of business. Although the amount of any liability with respect to any such litigation cannot be determined, in the opinion of management, such liability is not expected to have a material adverse effect on the Company’s financial condition or results of operations.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

PART II

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Not applicable.

Item 6. SELECTED FINANCIAL DATA

     Set forth below are selected historical financial data for the Company as of fiscal years 2002, 2001, 2000, 1999 and 1998. The selected historical financial information for the Company as of and for the year ended December 28, 2002 were derived from the financial statements for the Company that were audited by Deloitte & Touche LLP, independent auditors. The financial information as of and for the fiscal years ended 2001, 2000, 1999 and 1998 were derived from the Companies financial statements that were audited by Arthur Andersen LLP, but have been revised to reflect the change in reporting of certain sales incentives as a reduction of revenue, rather than as a selling and administrative expense. The revision resulted in a reduction of revenue of $8.5 million, $8.7 million, $9.0 million, $8.3 million and $9.8 million for the fiscal years 2002, 2001, 2000, 1999 and 1998, respectively. The selected historical financial information set forth below should be read in conjunction with the financial statements of the Company and the notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included below.

TOM’S FOODS INC.
HISTORICAL FINANCIAL DATA

	Fiscal Year Ended

	Dec. 28,	Dec. 29,		Dec. 30,		Jan. 1,	Jan. 2,
(dollars in thousands)	2002	2001		2000		2000	1999

		(revised)		(revised)		(revised)	(revised)
Income Statement Data:
Net sales	$209,242	$201,759		$192,129		$195,302	$192,625
Costs of goods sold	(132,472)	(127,274)		(121,086)		(124,632)	(123,228)

Gross profit	76,770	74,485		71,043		70,670	69,397
Expenses and other income:
Selling and administrative expenses	(67,622)	(66,081)		(64,255)		(64,122)	(63,946)
Amortization of goodwill and intangible assets	(700)	(1,727)		(1,714)		(1,678)	(1,677)
Other operating income, net	895	727		1,286		828	1,902
Restructuring and other charges	0	(864	)(a)	(419	)(b)	0	(3,224	)(c)

	(67,427)	(67,945)		(65,102)		(64,972)	(66,945)

Income from operations	9,343	6,540		5,941		5,698	2,452
Interest expense, net	(7,163)	(7,615)		(8,381)		(8,317)	(8,629)

Income (loss) before income taxes, extraordinary loss, and cumulative effect of a change in accounting principle	2,180	(1,075)		(2,440)		(2,619)	(6,177)
Provision for income taxes	(124)	(153)		(141)		(134)	(50)

Income(loss) before extraordinary loss and cumulative effect of a change in accounting principle	2,056	(1,228)		(2,581)		(2,753)	(6,227)
Extraordinary loss from early extinguishment of debt	0	(117	)(d)	0		0	0
Cumulative effect of a change in accounting principle	(22,934)	0		0		0	1,050

Net loss	$(20,878)	$(1,345)		$(2,581)		$(2,753)	$(5,177)

Other Data:
Operating cash flow	$12,014	$10,324		$8,664		$9,708	$2,153
Investing cash flow	(10,345)	(8,240)		(7,147)		(7,260)	(6,917)
Financing cash flow	(2,746)	(4,763)		(1,296)		(144)	364
EBITDA (e)	19,036	16,642		15,389		14,455	11,220
Adjusted EBITDA (f)	19,036	17,506		15,808		14,455	14,444
Cash interest expense (g)	7,345	7,284		7,320		7,460	7,874
Depreciation and amortization	10,219	10,628		9,948		9,257	9,268
Capital expenditures	10,391	8,344		7,031		7,523	6,323
Ratio of Adjusted EBITDA to net interest expense (h)	2.66	2.30		1.89		1.74	1.54
Ratio of Adjusted EBITDA to cash interest expense (h)	2.59	2.40		2.16		1.94	1.83
Ratio of earnings to fixed charges (i)	1.25	0.00		0.00		0.00	0.00
Balance Sheet Data (As of End of Period):
Working capital	$4,549	$6,413		$12,348		$12,630	$13,069
Total assets	101,275	122,728		130,824		134,080	135,506
Total debt	60,670	60,706		69,926		70,597	70,741
Class A preferred stock	10,000	10,000		9,761		8,811	7,911
Total shareholders’ equity	(7,144)	21,487		22,821		25,402	28,155

Footnotes on following page.

Footnotes from previous page.

(a)	In 2001, the Company recorded a restructuring and other charge of $864,000 for certain restructuring and other expenses primarily associated with severance related benefits. See the Restructuring and Other charges section under Item 7.

(b)	In 2000, the Company recorded a restructuring and other charge of $419,000 for an unsuccessful acquisition attempt. See the Restructuring and Other Charges Section under Item 7.

(c)	In 1998, the Company recorded a restructuring and other charge of $3.2 million for certain restructuring charges and other expenses and a bonus paid to management in connection with refinancing of the Company’s debt in 1997 but deferred until 1998. See the Restructuring and Other Charges Section under Item 7.

(d)	In 2001, the Company recorded an extraordinary charge of $117,000 for the early retirement of $9.0 million of its outstanding Industrial Revenue Bonds. See the Extraordinary charges section under Item 7.

(e)	Earnings before interest, taxes, depreciation and amortization (“EBITDA”) represents the sum of income (loss) before income taxes plus interest expense, depreciation and amortization less amortization of deferred financing costs included in interest expense. The Company due to its debt structure uses EBITDA as a measure of our ability to incur and service debt, to undertake capital expenditures, and to meet working capital requirements. However, EBITDA is not a measure of financial performance under generally accepted accounting principles (“GAAP”) and should not be considered an alternative either to net income as an indicator of the Company’s operating performance or as an indicator of the Company’s liquidity.

(f)	“Adjusted EBITDA” is EBITDA excluding restructuring and other charges of $864,000 for fiscal 2001, $419,000 for fiscal 2000, $3.2 million for fiscal 1998. There were no restructuring and other charges in fiscal 2002 and fiscal 1999.

(g)	Cash interest expense is net interest expense less amounts not paid in cash for the period indicated including interest accrued on Class A preferred stock of $239,000 for fiscal 2001, $950,000 for fiscal 2000, $900,000 for fiscal 1999, $744,000 for fiscal 1998.

(h)	Ratio of Adjusted EBITDA to interest expense or cash interest expense represents Adjusted EBITDA divided by net interest expense or cash interest expense.

(i)	For the purpose of computing the ratio of earnings to fixed charges, “earnings” consists of operating income (loss) before income taxes, extraordinary loss, and cumulative effect of accounting change plus fixed charges, and “fixed charges” consists of net interest expense and the portion of rental expense deemed representative of the interest factor of $1.7 million in 2002, $1.5 million in 2001 and $1.3 million for 2000. (See Exhibit 12).

A reconciliation of Net loss to EBITDA and Adjusted EBITDA is as follows:

	Fiscal Year Ended

	Dec. 28,	Dec. 29,	Dec. 30,	Jan. 1,	Jan. 2,
(dollars in thousands)	2002	2001	2000	2000	1999

Net loss	$(20,878)	$(1,345)	$(2,581)	$(2,753)	$(5,177)
Interest (excluding amortization of deferred financing)	6,637	7,089	7,881	7,817	8,129
Taxes	124	153	141	134	50
Depreciation and amortization	10,219	10,628	9,948	9,257	9,268
Extraordinary loss	0	117	0	0	0
Cumulative effect of a change in accounting principle	22,934	0	0	0	(1,050)

EBITDA	$19,036	$16,642	$15,389	$14,455	$11,220
Restructuring and other charges	0	864	419	0	3,224

Adjusted EBITDA	$19,036	$17,506	$15,808	$14,455	$14,444

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Critical Accounting Policies

     The Company has identified certain accounting policies as critical to its business operations and the understanding of its results of operations including policies relating to hedging transactions and the adoption of new accounting pronouncements pertaining to revenue recognition and the treatment of goodwill and intangible assets. The impact and any associated risks related to these policies on the Company’s business operations are discussed throughout Management’s Discussion and Analysis of Financial Condition and Results of Operations where such policies affect reported and expected financial results. Note that the Company’s preparation of this Annual Report on Form 10-K requires the use of estimates and assumptions that are necessary to comply with generally accepted accounting principles. Significant accounting estimates reflected in the Company’s 2002 financial statements include the employee bonus and incentive compensation accruals, provision for income taxes, the allowance for doubtful accounts, accruals for self insurance, estimation of pension plan liability, the continuing value of long-lived assets, deferred costs, and intangible assets, including acquisition related intangibles and software development costs. We base our estimates on prior experience and other assumptions that we consider reasonable to our circumstances, which could affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of the Company’s financial statements, and the reported amounts of revenue and expenses during the reporting period. There can be no assurance that actual results will not differ from those estimates.

     Goodwill Impairment – The Financial Accounting Standards Board issued Statement No. 142, “Goodwill and Other Intangible Assets,” (FAS 142) in June 2001. As a result of the issuance of this new standard, goodwill is no longer amortized, but is subject to annual impairment testing. Goodwill impairment testing requires that we estimate the fair value of our goodwill and compare that estimate to the amount of goodwill recorded on our balance sheet. The estimation of fair value requires that we make judgments concerning future cash flows and appropriate discount rates. Our estimate of the fair value of goodwill could change over time based on a variety of factors. Upon adoption of FAS 142, the Company recorded an impairment charge of $22.9 million relating to goodwill, which is presented as a cumulative effect of change in accounting principle.

     Self-Insurance Accruals – The Company estimated costs associated with worker’s compensation liability, automobile liability, and general liability, up to certain limits. Insurance reserves are established for estimates of the loss that we will ultimately incur on reported claims, as well as estimates of claims that have been incurred but not yet reported. An outside actuary determines the level of reserves, who incorporates historical loss experience and judgments about the present and expected levels of cost per claim. Trends in actual experience are a significant factor in the determination of such reserves. The Company believes our estimated reserves are adequate, however actual experience in claim frequency and/or severity could materially differ from our estimates.

     Pension Plans – The Company’s pension costs are determined by using various assumptions and methodologies as prescribed by Statement of Financial Accounting Standards No. 87, “Employers’ Accounting for Pensions”. These assumptions include discount rates, inflation, rate of compensation increases, expected return on plan assets, mortality rates and other factors. The Company believes that the assumptions utilized in recording the obligations under our plans are reasonable based on input from our outside actuary. FAS 87 allows plan sponsors to look to rates of return on high-quality (Aa or higher) fixed income investments of similar duration in selecting a discount rate. Management, after consultation with the plan’s actuaries, determined that 6.75% was a reasonable rate. A survey done by our actuaries indicates that more than 80% of their clients with December 31 measurement dates chose a discount rate of 6.75%. Choosing a higher discount rate would decrease those pension obligations, while choosing a lower discount rate would increase those obligations. The Company recorded an additional minimum liability of $7.9 million for the fiscal year ended December 28, 2002.

     Derivative Instruments – The Company hedges certain risks that are incurred in the normal operation of our business. In connection with these activities, we have adopted Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended, which requires that all financial derivative instruments be recorded on the balance sheet at fair value. Fair values are based on listed market price, when such prices are available. To the extent that listed market prices are not available, fair value is determined based on other relevant factors, including dealer price quotations. The Company intends to continue to hedge certain risks, however, does not intend to enter into hedging transactions for speculative purposes.

Results of Operations

     Fiscal Year Ended December 28, 2002 Compared to Fiscal Year Ended December 29, 2001

TOM’S FOODS INC.
FISCAL YEAR ENDED DECEMBER 28, 2002 COMPARED
TO FISCAL YEAR ENDED DECEMBER 29, 2001
(in thousands)

	Fiscal Year Ended

	December 28, 2002		December 29, 2001

			(revised)
Net sales	$209,242	100.0%	$201,759	100.0%
Cost of goods sold	(132,472)	(63.3)	(127,274)	(63.1)

Gross profit	76,770	36.7	74,485	36.9
Selling and administrative expenses	(67,622)	(32.3)	(66,081)	(32.8)
Amortization of goodwill and intangible assets	(700)	(0.3)	(1,727)	(0.9)
Other operating income, net	895	0.4	727	0.4
Restructuring and other charges	0	0.0	(864)	(0.4)

Income from operations	9,343	4.5	6,540	3.2
Interest expense, net	(7,163)	(3.4)	(7,615)	(3.8)

Income (loss) before income taxes	2,180	1.0	(1,075)	(0.5)
Provision for income taxes	(124)	(0.1)	(153)	(0.1)

Income (loss) before extraordinary loss and cumulative effect of a change in accounting principle	$2,056	1.0	$(1,228)	(0.6)
Extraordinary loss from early extinguishment of debt	0	0.0	(117)	(0.1)
Cumulative effect of a change in accounting principle	(22,934)	(11.0)	0	0.0

Net loss	$(20,878)	(10.0)%	$(1,345)	(0.7)%

Adjusted EBITDA	$19,036	9.1%	$17,506	8.7%
Depreciation and amortization	$10,219	4.9%	$10,628	5.3%

     Net Sales

     Net sales for fiscal 2002 were $209.2 million, an increase of $7.4 million, or 3.7%, compared to $201.8 reported for the 2001 comparable year due to improved branded sales through Company-owned routes and an increase in contract manufactured sales. The sales figures for each year have been reduced as a result of a reclassification of certain promotional expenses from selling and administrative expenses in accordance with the FASB EITF consensus Issue 00-14 which the Company adopted during the first quarter of 2002. The reclassified amounts for the years 2002 and 2001 were $8.5 million and $8.7 million, respectively.

     Gross Profit

     Gross Profit for fiscal 2002 increased $2.2 million, or 3.1% compared to fiscal 2001 due to the increase in sales, favorable raw material costs, and continued efficiency improvements resulting from equipment upgrades. The Company also negotiated a favorably priced multi year contract with its flexible packaging supplier.

     Selling and Administrative Expenses

     Selling and administrative expenses increased $1.5 million, or 2.3%, compared to fiscal 2001 due to an increase in the number of Company-owned and operated routes. These costs include the necessary overhead, such as warehouses, vehicles and other related costs, required to increase the distribution in the Company-owned routes.

     Amortization of Goodwill and Intangible Assets

     Goodwill and intangible assets arose during the acquisition of the Company in May 1993. The provisions of SFAS No. 142 were adopted by the Company for its fiscal year beginning on December 30, 2001. The adoption of these accounting standards resulted in certain of the intangibles being subsumed into goodwill as well as the discontinuation of amortization of these assets of goodwill. The Company completed its goodwill impairment testing indicating a non-cash goodwill impairment loss of $22.9 million recorded as a cumulative effect of accounting change and a reduction in goodwill. The remaining intangible assets are attributable to its distribution system with a carrying value of $20.5 million. These items are being amortized using the straight-line method over their estimated useful life. The amortization expense for fiscal 2002 was $0.7 million and fiscal 2001 was $1.7 million.

     Other Income (Expense)

     Other income increased $169,000 from the comparable 2001 year to $896,000, primarily due to an increase in affiliated supplier income.

     Restructuring and Other Charges

     In 2001, the Company recorded and paid $864,000 in other charges for expenses related to severance and reorganization costs as well as expenses associated with the Preferred A debt conversion study. There were no such charges in 2002.

     EBITDA

     Reported EBITDA for fiscal 2002 was $19.0 million an increase of $1.5 million, or 8.7%, over the Adjusted EBITDA of $17.5 million for fiscal 2001. (Adjusted EBITDA is exclusive of restructuring and nonrecurring charges of $864,000 in 2001)

     Interest Expense

     Interest expense, net of interest income, decreased to $7.2 million for fiscal 2002 from $7.6 million for fiscal 2001. Average outstanding revolving debt obligations for fiscal 2002 were higher than 2001’s average revolving debt borrowings, while the average effective interest rate on the Company’s line of credit of 4.7% for fiscal 2002 decreased 2.6 percentage points from 2001’s average effective interest rate of 7.3%. In connection with the October 1997 debt refinancing, the Company incurred $3.5 million in transaction costs, which were capitalized and are being amortized over the seven year term of the new Senior Notes. Additionally, $102,000 in transaction costs incurred in connection with the Company’s renewal of its revolving line of credit were capitalized in 2000 and are being amortized over four years. The amortization of these costs, recorded as interest expense, was $526,000 for each of the years ended December 28, 2002 and December 29, 2001.

     Provision for Federal and State Income Taxes

     For fiscal 2002 and 2001, the Company estimated that it would have no Federal tax obligation due to loss carryforwards from prior years, however, the Company did provide for certain state income and franchise tax obligations in both years. At the end of fiscal 2002, the Company had a net operating loss carryforward of approximately $50.7 million, which begins to expire in fiscal 2008.

     Net Loss after the Cumulative Effect of Accounting Change

     As a result of the above, the Company recorded a fiscal 2002 net loss of $20.9 million, compared to a net loss of $1.3 million for the comparable period in 2001.

     Fiscal Year Ended December 29, 2001 Compared to Fiscal Year Ended December 30, 2000

TOM’S FOODS INC.
FISCAL YEAR ENDED DECEMBER 29, 2001 COMPARED
TO FISCAL YEAR ENDED DECEMBER 30, 2000
(in thousands)

	Fiscal Year Ended

	December 29, 2001		December 30, 2000

	(revised)		(revised)
Net sales	$201,759	100.0%	$192,129	100.0%
Cost of goods sold	(127,274)	(63.1)	(121,086)	(63.0)

Gross profit	74,485	36.9	71,043	37.0
Selling and administrative expenses	(66,081)	(32.8)	(64,255)	(33.4)
Amortization of goodwill and intangible assets	(1,727)	(0.9)	(1,714)	(0.9)
Other operating income, net	727	0.4	1,286	0.7
Restructuring and other charges	(864)	(0.4)	(419)	(0.2)

Income from operations	6,540	3.2	5,941	3.1
Interest expense, net	(7,615)	(3.8)	(8,381)	(4.4)

Loss before income taxes and extraordinary loss	(1,075)	(0.5)	(2,440)	(1.3)
Provision for income taxes	(153)	(0.1)	(141)	(0.1)

Loss before extraordinary loss	$(1,228)	(0.6)	$(2,581)	(1.3)
Extraordinary loss from early extinguishment of debt	(117)	(0.1)	0	0.0

Net loss	$(1,345)	(0.7)%	$(2,581)	(1.3)%

Adjusted EBITDA	$17,506	8.7%	$15,808	8.2%
Depreciation and amortization	$10,628	5.3%	$9,948	5.2%

     Net Sales

     Net sales for fiscal 2001 were $201.8 million, an increase of $9.6 million, or 5.0%, compared to $192.1 reported for the 2000 comparable year.

     Gross Profit

     Gross Profit for fiscal 2001 increased $3.4 million, or 4.8%, compared to fiscal 2000 due to the increase in sales, favorable raw material costs, and continued efficiency improvements.

     Selling and Administrative Expenses

     Selling and administrative expenses increased $1.8 million, or 2.8%, compared to fiscal 2000 due to an increase in the number of Company-owned and operated routes.

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

     Restructuring and Other Charges

     In 2001, the Company recorded $864,000 in other charges for expenses related to severance and reorganization costs as well as expenses associated with the Preferred A debt conversion study.

     Adjusted EBITDA

     Reported EBITDA for fiscal 2001 was $16.6 million including restructuring and nonrecurring charges of $864,000 which, if added back produces an Adjusted EBITDA (exclusive of restructuring and nonrecurring charges) of $17.5 million, an increase of $1.7 million, or 10.7%, over the Adjusted EBITDA of $15.8 million for fiscal 2000.

     Interest Expense

     Interest expense, net of interest income, decreased to $7.6 million for fiscal 2001 from $8.4 million for fiscal 2000. Average outstanding revolving debt obligations for fiscal 2001 were higher than 2000’s average revolving debt borrowings, while the average effective interest rate on the Company’s line of credit of 7.3% for fiscal 2001 decreased 2.9 percentage points from 2000’s average effective interest rate of 10.2%. Additionally, interest expense recorded for the Company’s Preferred A stock decreased by $711,000 for 2001 versus 2000. In connection with the October 1997 debt refinancing, the Company incurred $3.5 million in transaction costs, which were capitalized and are being amortized over the seven year term of the new Senior Notes. Additionally, $102,000 in transaction costs incurred in connection with the Company’s renewal of its revolving line of credit were capitalized in 2000 and are being amortized over four years. The amortization of these costs, recorded as interest expense, was $526,000 for the year ended December 29, 2001 and $500,000 for the year ended December 30, 2000.

     Provision for Federal and State Income Taxes

     For fiscal 2001 and 2000, the Company estimated that it would have no Federal tax obligation due to loss carryforwards from prior years, however, the Company did provide for certain state income and franchise tax obligations in both years. At the end of fiscal 2001, the Company had a net operating loss carryforward of approximately $49.7 million, which begins to expire in fiscal 2008.

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

Liquidity and Capital Resources

     On October 14, 1997, the Company issued (the “Offering”) $60 million of its 10.5% Senior Secured Notes (the “Notes”) due November 1, 2004. The Notes are secured by a first lien on and security interest in all of the Company’s real properties, other than the Perry, FL and Knoxville, TN facilities and the Company’s equipment and intellectual property. The indenture governing the Notes has certain covenants including, without limitation, covenants limiting the incurrence of additional indebtedness, assets sales, investments, restricted payments and liens. The Company may redeem the Notes in whole or in part at a redemption price of 102.625% until October 31, 2003, and 100% thereafter, plus accrued interest through the date of redemption. In connection with the Offering, the Company incurred $3.5 million in fees and expenses which were capitalized and are being amortized over the seven year term of the Notes. As of December 28, 2002, the accumulated amortization of these costs equaled approximately $2.6 million. The Company is in the process of evaluating various alternatives to refinance the Notes prior to their maturity on November 1, 2004. Failure to refinance the Notes on similar terms would have a material adverse affect on the Company’s future cash flows and its ability to reinvest in the business at current levels or fund its working capital requirements.

     On January 31, 2000, the Company entered into a revolving credit facility which terminates on January 31, 2004 providing for a $17,000,000 revolving loan facility and letter-of-credit accommodations. Under the loan agreement, the revolving loan is based on 85% of all eligible accounts receivables, plus 55% of the value of eligible inventory, plus 10% of packaging materials, all as defined. The interest rate for the new revolving facility is the prime rate of interest or, at the Company’s option, LIBOR plus 2.0%. The revolving credit agreement requires the Company to maintain certain financial ratios relating to fixed charge coverage, working capital, and minimum borrowing availability, as defined. The Company’s revolving loan facility is secured by a first lien on and security interest in the inventory and receivables of the Company and certain related Collateral. During 2003, the Company intends to generate sufficient cash flow to repay any borrowings under the credit facility outstanding at January 31, 2004 and to fund its working capital requirements through 2004.

     In 2001, the Company retired all of its outstanding obligations under certain industrial development revenue bonds related to its plants located in Florida and Tennessee. The industrial development revenue bonds had been secured by certain real property and equipment of the Company. The aggregate balance outstanding was $9.0 million prior to retirement. Funds for the retirement were provided by internally generated cash flow, release of a $1.8 million escrow fund related to the bonds, and temporary use of the Company’s revolving credit facility.

     As of December 28, 2002, the Company also had $670,000 outstanding under several long term notes due to former distributors who sold their businesses to the Company. These notes are due in various amounts, typically paid monthly, with $239,000 due in fiscal 2003.

     The Company’s cash flow requirements are for working capital, capital expenditures and debt service. The Company has met its liquidity needs to date through internally generated funds and its revolving line of credit. As of December 28, 2002, the Company had no outstanding borrowings and $2.8 million outstanding in letters of credit under the revolving line and had $7.7 million in borrowing availability thereunder.

     The Company’s working capital decreased to $6.3 million as of December 28, 2002 from $6.4 million in the same period in 2001. The Company’s working capital decreased to $6.4 million at December 29, 2001 from $12.3 million at December 20, 2000. Net cash provided by operating activities was $12.0 million for fiscal 2002 as compared to $10.3 million for fiscal 2001.

     Capital expenditures were $10.3 million, $8.3 million, and $7.0 million in fiscal 2002, 2001, and 2000, respectively. For fiscal 2002, 2001, and 2000, respectively, the Company spent $3.4 million, $3.0 million, and $3.2 million, on its manufacturing facilities, and $6.9 million, $5.3 million, and $3.8 million on distributor acquisitions, distribution equipment, information technology and other investments. The Company also utilizes operating leases for capital equipment, primarily for over the road trucks and trailers, route delivery trucks used on Company owned routes and passenger vehicles. All operating leases are treated as operating expenses and the related cash flow impact is reflected in cash flows from operating activities.

     Net cash used in financing activities was $2.7 million, $4.8 million and $1.3 million for fiscal 2002, 2001, and 2000, respectively. These amounts were directly related to debt service obligations under the industrial revenue bond agreements and distributor notes.

     The Company is in compliance with all of its debt covenants. The Company believes that internally generated funds and amounts which will be available to it under the revolving line of credit are and will continue to be sufficient to satisfy its operating cash requirements, pension plan funding requirements and planned capital expenditures, for the next 12 months. As noted above, the Company is in the process of evaluating various alternatives to refinance the Notes that mature in 2004.

New Accounting Pronouncements

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

     During 2000, FASB’s EITF added to its agenda various issues that impact the income statement classification of certain sales and marketing promotional payments. In May 2000, the EITF reached a consensus on Issue 00-14, “Accounting for Certain Sales Incentives.” Issue 00-14 addresses the recognition and income statement classification of various sales incentives. Among its requirements, the consensus requires costs related to customer price reductions at the point of sale and other product promotions currently classified as marketing costs to be classified as a reduction of revenue. In April 2001, the EITF delayed the effective date for this consensus until 2002. The impact of adopting this consensus for the years ended December 28, 2002 and December 29, 2001 reduced selling and administrative expenses and net sales by approximately $8.5 million and $8.7 million, respectively. There was no impact on earnings or cash flow from the adoption of Issue 00-14. In April 2001, the EITF reached a consensus on Issue 00-25, “Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor’s Products.” Issue 00-25 addresses the income statement classification of consideration, other than that directly addressed in Issue 00-14, from a vendor to a reseller or another party that purchases the vendor’s products. This consensus is effective for 2002 and did not have a material impact on the Company’s financial statements.

     In April 2002, the FASB issued SFAS No. 145 Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS No 145 addresses the treatment of debt extinguishment as an extraordinary item in the statement of operations. Adoption of this standard is required for fiscal years beginning after May 15, 2002. The adoption of SFAS No. 145 will require a reclassification of the extraordinary item for debt extinguishment included in the company’s December 29, 2001 financial statements to be reclassified to operating income (loss)

     The FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (FIN 45), which addresses the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees. FIN 45 also clarifies the requirements related to the recognition of a liability by a guarantor at the inception of a guarantee for the guarantor’s noncontingent obligations associated with such guarantee. The disclosure requirements of this Interpretation are effective for financial statements of periods ending after December 15, 2002 whereas the initial recognition and measurement provisions are applicable on a prospective basis for guarantees issued or modified after December 31, 2002.

     In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”, which addresses financial accounting and reporting for costs associated with exit or disposal activities and supersedes Emerging Issues Task Force (“EITF”) Issue 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring):. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. A liability for an exit cost as defined in EITF 9403 is recognized at the date of an entity’s commitment to an exit plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. The Company will adopt the provisions of SFAS No. 146 for exit or disposal activities that are initiated after December 28, 2002.

Commitments and Contingent Liabilities

     Leases — The Company leases vehicles and warehouse space under certain noncancelable operating leases. The rental expense for all operating leases for the years ended December 28, 2002, December 29, 2001, and December 30, 2000 was approximately $5,001,000, $4,495,000, and $4,570,000, respectively.

     Letters of Credit — The Company has outstanding standby letters of credit (see Note 6).

Contractual Obligations and Commitments

	Payments Due by Period

		Less than 1	1 – 3	4 – 5	After 5
	Total	Year	Years	Years	Years

Debt	$60,670.6	$253.8	$60,361.1	$55.7	$—
Letters of Credit	$2,839.0	$2,839.0	$—	$—	$—
Operating leases	$12.7	$4.9	$6.3	$0.6	$0.9

Total contractual cash obligations	$63,522.3	$3,097.7	$60,367.4	$56.3	$0.9

     Litigation — The Company is a party to a number of claims and lawsuits incidental to its business. In the opinion of management, after consultation with outside counsel, the ultimate outcome of these matters, in the aggregate, will not have a material adverse effect on the financial position or results of operations of the Company.

     Employment Agreements — The Company has entered into employment agreements with certain executive officers, which guarantee certain severance benefits.

     Distributor Purchase Requirement — Subject to certain conditions, the Company has the right of first refusal to purchase, for either cash or a note at the Company’s option, distributorships or distributorship assets from certain distributors at a multiple of the amount of the average annual net cash flow, as adjusted, of the distributorship, measured over the preceding three years. This exit strategy will only be available to successful distributors who have remained in full compliance with their contracts for a minimum of three years, including meeting certain growth requirements, and thus enhances the value of successful distributorships and the distribution network as a whole. Because the Company does not know which distributors will avail themselves of this provision and when they might do so after becoming eligible, the Company believes that it is not possible to determine any future contingency requirement. Any potential purchase obligation is, however, based on a multiple of net cash flow. Any purchase is, therefore, funded primarily through the stream of future cash flows from the purchased distributorship, which is enhanced by the capture of integrated distribution margins.

     Purchase Commitment — The United States Congress, with the 2002 Farm Bill, changed dramatically the Peanut Program to reflect the handling of other basic commodity programs (Corn, Wheat, Cotton) administered by United States Department of Agriculture (USDA).

     For the Company, this required moving from a supply contract, previously used by Tom’s Foods Inc. to purchasing peanuts directly from the grower, as well as providing the grower with public warehousing for his peanuts placed under a Commodity Credit Corporation (USDA-CCC) Loan. The grower stores peanuts in the Tom’s Foods Inc.’s silos, holds title to those peanuts and may borrow money from the government, based on the value of those peanuts. Most peanuts placed in the Company’s silos are ultimately sold to Tom’s Foods Inc. at a later date by the grower. The Company has licensed the silos at Columbus, Georgia with the USDA as a public warehouse. Tom’s Foods Inc. must provide warehouse services for the grower on peanuts other than those ultimately sold to the Company. If the grower does not redeem the peanuts, after nine (9) months, they become the property of USDA-CCC and the Company then provides storage services for USDA-CCC until the peanuts are disposed of by USDA-CCC. All cost of storage is the responsibility of the grower or USDA-CCC unless the Company waives these cost for peanuts ultimately redeemed by Tom’s Foods Inc. for use in its manufacturing facility. Waived costs become part of the cost for peanuts used in Company’s manufacturing facility, as with peanuts purchased at the time of delivery.

     The Company signs contracts with growers to purchase some portion of the peanuts at the time of delivery and some portion at a later date, as specified by the Company. The grower, most often, (but is not required to) uses the warehouse receipt, provided by the Company, as collateral with USDA to obtain a loan on the peanuts that will be sold to the Company at a later date. As of December 28, 2002, Tom’s Foods Inc. is committed to purchasing 3,639 tons of peanuts at the market price on the date of their purchase. Therefore, Tom’s has not recorded a liability for this commitment, as the price is dependent on the date of purchase. Additionally, the Company believes all of these peanuts will be consumed in operations.

Cautionary Statements Related to Forward-Looking Statements

     The statements contained in the foregoing “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and elsewhere which are not historical facts are forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from those set forth in the forward-looking statements. There can be no assurance that any forward-looking statement will be realized or that actual results will not be significantly higher or lower than set forth in such forward-looking statement.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Raw materials used by the Company are subject to price volatility caused by weather, government farm programs, global supply and demand, and other unpredictable factors that may adversely impact results of operations and financial position. To manage potential volatility in raw material prices, the Company from time to time enters into commodity future and option contracts, which are less than one year in duration. The Company’s Board-approved policy is to use such commodity derivative financial instruments only to the extent necessary to manage these raw material price exposures. The Company does not use these financial instruments for speculative purposes. These commodity instruments are marketable exchange traded contracts designated as hedges, and the changes in the market value of such contracts have a high correlation to the price changes of the hedged commodity. As of December 28, 2002, the Company had no open futures contracts in wheat, soybean oil, corn, diesel, or natural gas, however the Company will take delivery of closed contracts in the first quarter of 2003.

     Most of the Company’s long-term debt obligations incur interest at a set rate, however the Company’s revolving facility incurs interest at floating rates, based on changes in the U.S. prime rate or LIBOR rate of interest. The Company has not entered into any interest rate swap agreements to hedge the variable interest rate on its revolving loan facility.

     The Company is exposed to certain credit risks related to its accounts receivables. The Company performs ongoing credit evaluations of its customers to minimize the potential exposure. As of December 28, 2002, the Company had an allowance for doubtful accounts of $1.7 million.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statements as of December 28, 2002 and December 29, 2001 together with the auditor’s report are in Exhibit 16(a).

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Form 8-K was filed by the Registrant on August 12, 2002 announcing the Board of Director’s decision to select Deloitte & Touche LLP as the Company’s independent auditor to replace the Company’s previous auditor, Arthur Andersen LLP.

PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The directors and executive officers of the Company are as follows:

Name	Age	Position(s)

Michael E. Heisley, Sr.	66	Director
Rolland G. Divin	56	President, Chief Executive Officer and Director
Stanley H. Meadows (a)	58	Assistant Secretary and Director
Emily Heisley Stoeckel	39	Director
Andrew G. C. Sage II (a)	77	Director
Timothy J. Healy (a)	55	Director
Gerald R. Barker	56	Senior Vice President — Marketing
Wyatt F. Hearp	56	Senior Vice President — Manufacturing
Paul C. Serff	64	Senior Vice President — Human Resources

(a)	Member of the Compensation Committee.

     Michael E. Heisley, Sr. Mr. Heisley has been a Director of the Company since May 1993. Since 1988, Mr. Heisley has been the Manager, President and Chief Executive Officer of The Heico Companies, L.L.C., a holding company in Chicago, Illinois which acquires or invests in and operates a diverse group of businesses. Mr. Heisley also serves as the Chief Executive Officer of various of The Heico Companies, L.L.C.’s subsidiaries and is a Director of Robertson-Ceco Corp. and Environdyne Industries, Inc., both of which are publicly-held companies. Mr. Heisley received a bachelor’s degree in business administration from Georgetown University in 1960. Mr. Heisley is the father of Emily Heisley Stoeckel.

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

     Emily Heisley Stoeckel. Ms. Stoeckel has been a Director of the Company since August 1996. She has held various positions with Heico Acquisitions, Inc. in Chicago, Illinois since January 1989 and has been Vice President since January 1996. Ms. Stoeckel received a bachelor of arts degree in economics from Northwestern University in 1987 and a master’s degree in business administration from the University of Chicago in 1991. Ms. Stoeckel is the daughter of Michael E. Heisley, Sr.

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

     Timothy J. Healy. Mr. Healy has been a Director of the Company since April 1998. He is currently Chairman of Healy & Company which was formed January 2003. Prior to this, he was Managing Director with J.W. Childs and Associates from 1998 to 2002. He was the Chairman of the Board, President, and Chief Executive Officer of Select Beverages, Inc. in Chicago, IL where he had worked from 1991 until 1998. Mr. Healy received a bachelor of science degree from Iowa State University in 1970 and a master of business administration degree from Cornell University in 1972.

     Gerald R. Barker. Mr. Barker has been the Senior Vice President – Sales and Marketing of the Company since August 1995. Prior to joining the Company, Mr. Barker served as a marketing officer for Borden Inc., a national brand food company, in Atlanta, Georgia from September 1987 through June 1995. Mr. Barker has a bachelor’s degree in economics degree from State University of New York in 1969 and a master’s degree in business administration from Arizona State University in 1974.

     Wyatt F. Hearp. Mr. Hearp has been Senior Vice President – Manufacturing. Distribution and Risk Management of the Company since 1995. Prior to becoming an officer, Mr. Hearp held various positions with the Company or its predecessor businesses since 1972, including manager of the Company’s chip division from 1990 to 1995. Mr. Hearp received a bachelor’s degree in biology from High Point University in 1969 and a master’s of science degree in food technology from Auburn University in 1977.

     Paul C. Serff. Mr. Serff has been the Senior Vice President — Human Resources of the Company or its predecessor businesses since August 1987. Mr. Serff received a bachelor’s degree in industrial management from the Georgia Institute of Technology in 1961 and a master’s degree in business administration from Emory University in 1964. Mr. Serff will retire at the end of March 2003 and his replacement has been in training for the past year.

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

Item 11. EXECUTIVE COMPENSATION

     The following table sets forth information with respect to all compensation paid or earned for services rendered to the Company in 2002 by the Company’s chief executive officer and the Company’s next four most highly compensated executive officers (each, a “Named Officer”):

Summary Compensation Table

		Annual Compensation

Name	Principal Position	Salary	Bonus*

Rolland G. Divin	President, Chief Executive Officer and Director	$390,000	$252,476
Wyatt F. Hearp	Senior Vice President — Manufacturing/Distribution	174,506	79,898
Gerald R. Barker	Senior Vice President — Marketing	167,864	65,963
Paul C. Serff	Senior Vice President — Human Resources	142,807	59,616
Michael Boswell	Vice President — Company Operations	137,298	34,892

*	These payments are for the 2002 Management Incentive Compensation Plan and will be paid prior to 3/31/03.

Defined Benefit Retirement Plans

     The Company has two noncontributory defined benefit retirement plans (the “Hourly Plan” and the “Salaried Plan”), which cover substantially all full-time employees who are at least 21 years of age. As of December 30, 2002, the Company has merged the two plans. The Company also has a non-qualified pension plan (“non-qualified Plan”) covering only certain salaried employees. The plans provide for payment of monthly benefits to participants upon their reaching normal retirement dates. Benefit amounts are determined by a benefit formula which considers length of service and average salary for the Salaried Plan and the non-qualified Plan and length of service multiplied by a fixed rate, as determined by the Company, for the Hourly Plan.

     Salaried Plan. For those employees participating in the Salaried Plan, the Company estimates that the following annual benefits would be payable to a participant retiring at 65 in 2002 at the following compensation and year-of-service classifications:

Tom’s Foods Inc. Pension Plan for Salaried Employees
Annual Pension Payable at Age 65

	Years of Services

Compensation (a)	5	10	15	20	25	30 or more

$100,000	6,401	12,802	19,202	25,603	32,004	38,405
$125,000	8,276	16,552	24,827	33,103	41,379	49,655
$150,000	10,151	20,302	30,452	40,603	50,754	60,905
$200,000	13,901	27,802	41,702	55,603	69,504	83,405
$300,000	13,901	27,802	41,702	55,603	69,504	83,405
$500,000	13,901	27,802	41,702	55,603	69,504	83,405

(a)	Compensation is assumed to be constant. Table is based on covered compensation of $43,968 for a participant turning 65 in 2003. The IRC Section 401(a)(17) limit on compensation is assumed constant at the 2003 level of $200,000.

     The compensation used to determine a person’s benefits under the Salaried Plan and the non-qualified Plan includes such person’s salary and annual bonus, whether or not deferred. The current compensation for each of the Named Officers is identical to the amounts listed in the Summary Compensation Table. The estimated credited years of service at the end of fiscal 2002 for each of the Named Officers are 8.0 years for Mr. Divin, 7.5 years for Mr. Barker, 15.4 years for Mr. Serff and 29.6 years for Mr. Hearp.

     Non-qualified Plan. The Supplemental Employee Retirement Plan of Tom’s Foods Inc. (the “SERP”) provides employees designated by the Company with certain pension benefits upon retirement on or after age 58 (55 for certain employees) in order to supplement benefits provided under the Company’s qualified plans and Social Security. The SERP generally provides for lifetime benefits of 50.0% of average monthly compensation less 50.0% of primary Social Security, reduced for service less than 30 years and receipt prior to age 62 1/2, and further offset by the actuarial value of prior cash payments. Of the five Named Officers, only Mr. Serff participates in the SERP. The Company estimates that the annual benefits payable to Mr. Serff at normal retirement age pursuant to the SERP would be $34,900.

Employment Agreements

     The Company has entered into employment agreements with Mr. Divin, the Company’s President and Chief Executive Officer, and Mr. Serff, the Company’s Sr. Vice President — Human Resources. The employment agreement with Mr. Divin provides for an ongoing 12-month term and is terminable by the Company upon 60 days prior notice. If the Company terminates the agreement without cause, if Mr. Divin resigns because of a material breach by the Company or if Mr. Divin’s responsibilities are materially diminished after a change in control of the Company, the Company will be required to pay Mr. Divin severance payments of up to a maximum of 12 months of salary. The employment agreement with Mr. Serff provides for an ongoing 24-month term. Each of Mr. Divin’s and Mr. Serff’s employment agreements contains a covenant not to compete with the Company within certain geographic areas for up to one year following the respective officer’s resignation or termination. Mr. Barker is entitled to severance payments of up to a maximum of 12 months salary in certain circumstances.

Incentive Compensation Plans

     Management Incentive Compensation Plan. The Company’s Management Incentive Compensation Plan (the “Management Incentive Plan”) is administered by the Compensation Committee of the Board of Directors and applies to those key employees designated by the President and Chief Executive Officer. The terms and conditions upon which awards become payable are determined by the Compensation Committee and subject to approval by the Board of Directors. Target incentive amounts are expressed as a percentage of the key employees’ salary and actual incentive amounts are provided based on the Company’s achievement of certain criteria, including profit and sales performance objectives. Each of the Named Officers, as well as other key employees, participated in the Management Incentive Plan in fiscal 2002.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The issued and outstanding Common Stock of the Company consists of 5,000 shares, 4,000 of which (80.0%) are held by TFH and 1,000 of which (20.0%) are held by Tom’s Foods Capital Corporation (“TFCC”). 80% of the outstanding shares of Preferred Stock are held by TFH. Messrs. Rolland G. Divin, S. Albert Gaston, and Gerald R. Barker own 12.0%, 4.0% and 4.0%, respectively, of the Preferred Stock which was acquired from TFH during 2001.

     Under the terms of a Stockholders’ Agreement among all of the common stockholders of TFH (the “TFH Stockholders’ Agreement”), Heico Holding, Inc. (“Heico Holding”) is entitled to elect a majority of the Boards of Directors of each of TFH and the Company. Michael E. Heisley, Sr., a Director of the Company, holds substantially all of the voting securities of Heico Holding. Under the terms of a Stockholders’ Agreement among all of the Stockholders of TFCC (the “TFCC Stockholders’ Agreement”), Mr. Heisley is entitled to designate a majority of the Board of Directors of TFCC. As a result of the foregoing, Mr. Heisley has beneficial ownership of all of the outstanding capital stock of the Company.

     Heico Holding holds 55.0% of the shares of common stock of TFH. The remaining shares of common stock of TFH are held by Gerald D. Hosier (“Hosier”) (20.0%), Allstate Insurance Company (“Allstate”) (15.0%) and TCW Shared Opportunity Fund L.P. (“TCW”) (10.0%). Pursuant to the TFH Stockholders’ Agreement, the consent of Heico Holding and one of Allstate, Hosier or TCW is required in order to approve (a) a merger resulting in the sale of the Company, (b) any sale of substantially all of the Company’s assets, (b) asset sales, by the Company in any fiscal year exceeding, in the aggregate, $7.5 million, (c) acquisitions by the Company of assets in any fiscal year exceeding $7.5 million in the aggregate, (d) capital expenditures by the Company in any fiscal year exceeding $7.5 million in the aggregate, (e) certain issuance of capital stock of the Company and (f) the incurrence by the Company of indebtedness for borrowing money exceeding $7.5 million in the aggregate. In addition, each of Allstate, TCW and Hosier has the right to designate one member of the Boards of Directors of each of TFH and the Company.

     The capitalization of TFCC consists of 30,750 shares of Class A 6% Cumulative Convertible Preferred Stock (the “TFCC Class A Preferred Stock”), 867 shares of Class B Preferred Stock, 2,225.35 shares of Class C 6% Cumulative Convertible Preferred Stock (the “TFCC Class C Preferred Stock”), 8,750 shares of Class D 6% Cumulative Convertible Preferred Stock (the “TFCC Class D Preferred Stock”) and 410,734 shares of common stock (the “TFCC Common Stock”). Each share of TFCC Class A Preferred Stock, TFCC Class C Preferred Stock and TFCC Class D Preferred Stock is convertible into 34.9895 shares of TFCC Common Stock and has a liquidation preference of $1,000 plus unpaid dividends which have accrued since May 13, 1993. TFCC Class A Preferred Stock and TFCC Class D Preferred Stock rank pari passu and senior to all other TFCC preferred stock. The TFCC Class A Preferred Stock and TFCC Class C Preferred Stock are entitled to 34.9895 votes per share and vote together with TFCC Common Stock in all matters upon which such holders are entitled to vote. TFCC Class B Preferred Stock and TFCC Class D Preferred Stock are generally non-voting. Allstate and its affiliates hold 20,000 shares of TFCC Class A Preferred Stock with 44.7% of the voting power of the outstanding voting securities of TFCC. Hosier holds 8,750 shares of TFCC Class A Preferred Stock with 19.6% of the voting power of the outstanding voting securities of TFCC. Heico Holding holds 2,000 shares of TFCC Class A Preferred Stock and 160,596 shares of TFCC Common Stock and TF Partners, an affiliate of Mr. Heisley, holds 150,862 shares of TFCC Common Stock. Heico Holding and TF Partners together hold voting securities with 24.4% of the voting power of the outstanding voting securities of TFCC. In addition, Allstate is entitled to designate two members of the Board of Directors of TFCC. Of the Named Officers, each of Rolland G. Divin, S. Albert Gaston and Paul C. Serff beneficially owns 48,664, 9,733 and 11,680 shares of TFCC Common Stock, respectively, or 3.1%, 0.6% and 0.7%, respectively, of the voting power of the outstanding voting securities of TFCC.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The Company has entered into a consulting arrangement with Michael E. Heisley, Sr. for the provision of consulting services to the Company. In respect of such consulting services, aggregate payments of $200,000 were made during 2002. The Company also uses the services of a law firm in which Stanley H. Meadows, a director of the Company, is a partner. The Company also has the use of certain properties owned by one of its directors and is responsible for the maintenance and upkeep.

     As a result of TFH’s ownership of 80.0% of the Common Stock of the Company, TFH and the Company are required to file a consolidated return for federal income tax purposes. As the common parent of the consolidated group, TFH is responsible for the payment of any consolidated tax liabilities. TFH and the Company have entered into a tax sharing agreement which provides that, in connection with the filing of the consolidated federal income tax return and the filing of state income tax returns in those states in which the operations of the Company are consolidated or combined with TFH, the Company shall be required to pay to TFH an amount equal to the Company’s federal and state tax liabilities that the Company and its subsidiaries would have had to pay had the Company and its subsidiaries filed their own separate, consolidated or combined tax returns.

     In December 1999, the stockholders of TFH renewed their letters of credit posted in the aggregate face amount of $10.0 million in support of the Company’s outstanding Industrial Development Revenue Bonds. The letters of credit replaced previous letters of credit that expired at the end of 1999. The full amount of these letters of credit was released with the retirement of all of the Company’s outstanding Industrial Development Revenue Bonds during 2001. Also during 2001, the stockholders of TFH provided letters of credit in support of the Company’s revolving credit facility. These letters of credit terminated in 2002.

Item 14. CONTROLS AND PROCEDURES.

     The Company’s Chief Executive Officer and Acting Chief Financial Officer have concluded, based on their evaluation within 90 days prior to the filing date of this report, that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of the foregoing evaluation.

PART IV

ITEM 16. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

16 (a) Document List

1.	Financial Statements

2.	Financial Statement Schedules

Description	Page

Valuation and Qualifying Accounts	47
Report of Independent Public Accountants on Financial Statement Schedule	48

     All other schedules are omitted because they are not required, are inapplicable or the information is otherwise shown in the financial statements or notes thereto.

3.	Exhibits Required by Item 601 of Regulation S-K

Exhibit	Description

3.1	The Second Restated Certificate of Incorporation of the Company, as amended, and the Certificate of Designations of the Series A and Series B Preferred Stock of the Company, filed as Exhibit 3.1 to the Registration Statement on Form S-4, Registration No. 333-38853 (the “Registration Statement”), are incorporated herein by reference.
3.2	The By-laws of the Company, filed as Exhibit 3.2 to the Registration Statement, are incorporated herein by reference.
4.1	The Indenture, dated as of October 14, 1997, by and between the Company and IBJ Schroder Bank & Trust Company, as Trustee, filed as Exhibit 4 to the Registration Statement, is incorporated herein by reference.
4.2	The First Supplemental Indenture, dated as of February 27, 1998, by and between the Company and IBJ Schroder Bank & Trust Company, as Trustee, filed as Exhibit 4.2 to the Company’s 1997 Form 10-K, is incorporated herein by reference.
10.1	The form of the Company’s Distributor Agreement, filed as Exhibit 10.8 to the Registration Statement, is incorporated herein by reference.
10.2	The Subordination Agreement, dated as of October 14, 1997, by and between IBJ Schroder Bank & Trust Company and TFH Corp., filed as Exhibit 10.9 to the Registration Statement, is incorporated herein by reference.
10.3	The Employment Agreement, dated as of January 6, 1995, by and between the Company and Rolland G. Divin, filed as Exhibit 10.12 to the Registration Statement, is incorporated herein by reference.
10.4	The Employment Agreement, dated as of May 16, 1991 and as amended July 9, 1992, by and between the Company and Paul C. Serff, filed as Exhibit 10.13 to the Registration Statement, is incorporated herein by reference.
10.5	The Employment Agreement, dated as of October 14, 1997, by and between the Company and Gerald Barker, filed as Exhibit 10.14 to the Registration Statement, is incorporated herein by reference.
10.7	The Registration Rights Agreement, dated as of October 14, 1997, by and between the Company and TFH Corp., filed as Exhibit 10.16 to the Registration Statement, is incorporated herein by reference.
10.8	The Company’s “Executive Incentive Plan”, filed as Exhibit 10.17 to the Registration Statement, is incorporated herein by reference.
10.9	Loan and Security Agreement, dated as of January 31, 2000, by and among the Company, the financial institutions that are from time to time party thereto, and Fleet Capital Corporation, as Agent

Exhibit	Description

thereunder, filed as Exhibit 10.1 to the 1st Quarter 2000 Form 10-Q and is incorporated herein by reference.
10.10	Intercreditor Agreement, dated as of January 31, 2000, between Fleet Capital Corporation, as Agent, and The Bank of New York, as successor to IBJ Whitehall & Trust Company (former known as IBJ Schroder Bank & Trust Company), filed as Exhibit 10.2 to the 1st Quarter 2000 Form 10-Q and is incorporated herein by reference.
10.11	First Amendment to Loan and Security Agreement, dated as of July 31, 2001, by and among the Company, the financial institutions that are from time to time party thereto, and Fleet Capital Corporation, as Agent thereunder, filed as Exhibit 10.1 to the Third Quarter 2001 Form 10-Q, is incorporated herein by reference.
12	Statement Regarding Computation of Ratio of Earnings to Fixed Charges is filed herewith as Exhibit 12.

16 (b) Reports

     No Current Report on Form 8-K was required to be filed by the Company during the last quarter of the period covered by this report.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TOM’S FOODS INC.

	By:	/s/ Rolland G. Divin

Rolland G. Divin President, Chief Executive Officer and Director

Dated: March 27, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities indicated on March 27, 2003.

/s/ Rolland G. Divin Rolland G. Divin, President, Chief Executive Officer and Director

/s/ Sharon M. Sanders Sharon M. Sanders, Acting Chief Financial Officer

/s/ Michael E. Heisley Michael E. Heisley, Director

/s/ Stanley H. Meadows Stanley H. Meadows, Assistant Secretary and Director

/s/ Emily Heisley Stoeckel Emily Heisley Stoeckel, Director

/s/ Andrew C.G. Sage II Andrew C.G. Sage II, Director

/s/ Timothy J. Healy Timothy J. Healy, Director

I, Rolland G. Divin, certify that:

1)	I have reviewed this annual report on Form 10-K of Tom’s Foods Inc.;

2)	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3)	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4)	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5)	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

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

6)	The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 27, 2003

/s/ Rolland G. Divin

Rolland G. Divin President, Chief Executive Officer, and Director (Principal Executive Officer)

I, Sharon M. Sanders, certify that:

1)	I have reviewed this annual report on Form 10-K of Tom’s Foods Inc.;

2)	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3)	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4)	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5)	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

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

6)	The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 27, 2003

/s/ Sharon M. Sanders

Sharon M. Sanders Acting Chief Financial Officer

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Stockholders of Tom’s Foods Inc.:

We have audited the accompanying balance sheet of Tom’s Foods Inc. (the “Company”) as of December 28, 2002, and the related statements of operations, changes in shareholders’ equity (deficit), and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Tom’s Foods Inc. as of December 29, 2001, and for each of the two years in the period ended December 29, 2001, before revisions discussed in Notes 1 and 5 to the financial statements, were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those financial statements in their report dated February 7, 2002.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Company at December 28, 2002, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 5 to the financial statements, effective December 30, 2001, the Company changed its method of accounting for goodwill and other intangible assets to conform to Statement of Financial Accounting Standards (“SFAS”) No. 142.

As discussed above, the financial statements of Tom’s Foods Inc. as of December 29, 2001, and for each of the two years in the period ended December 29, 2001, were audited by other auditors who have ceased operations. The financial statements have been revised as follows:

•	As described in Note 1, the Company adopted the provisions of Emerging Issues Task Force 00-14, Accounting for Certain Sales Incentives (“EITF 00-14”) and therefore reclassified certain revenue and expenses to conform to the presentation requirements of EITF 00-14. We audited the reclassifications described in Note 1 that were applied to conform the 2001 and 2000 financial statements to the comparative presentation required by EITF 00-14. Our audit procedures with respect to the 2001 and 2000 disclosures in Note 1 included (i) comparing the amounts shown as net sales and selling and administrative expenses in the Company’s statements of operations to the Company’s underlying accounting analysis obtained from management, and (2) on a test basis, comparing the amounts comprising the sales incentive expenses obtained from management to independent supporting documentation, and (3) testing the mathematical accuracy of the underlying analysis

•	As described in Note 5, the Company adopted the provisions of SFAS No. 142 as of December 30, 2001. These financial statements have been revised to include disclosures required by SFAS No. 142. Our audit procedures with respect to the disclosures in Note 5 with respect to 2001 and 2000 included (1) comparing the previously reported net loss to the previously issued financial statements and the adjustments to reported net loss representing amortization expense (including any related tax effects) recognized in those periods related to goodwill and intangible assets that are no longer being amortized as a result of initially applying SFAS 142 (including any related tax effects) to the Company’s underlying analysis obtained from management, and (2) testing the mathematical accuracy of the reconciliation of adjusted net loss to reported net loss.

•	In Note 1, the Company has disclosed the amounts of shipping and handling costs recorded to expense. These financial statements have been revised to include such disclosure for 2001 and 2000. Our audit procedures with respect to the 2001 and 2000 disclosures in Note 1 included (1) comparing the shipping and handling expenses to the Company’s underlying analysis obtained from management, (2) on a test basis, comparing the amounts comprising shipping and handling expenses obtained from management to independent supporting documentation and (3) testing the mathematical accuracy of the underlying analysis.

In our opinion, such adjustments and disclosures are appropriate and have been properly applied. However, we were not engaged to audit, review, or apply any procedures to the 2001 or 2000 financial statements of the Company other than with respect to such adjustments and disclosures and, accordingly, we do not express an opinion or any other form of assurance on the 2001 and 2000 financial statements taken as a whole.

DELOITTE & TOUCHE LLP
Atlanta, Georgia
March 13, 2003

TOM’S FOODS INC.

BALANCE SHEETS
DECEMBER 28, 2002 AND DECEMBER 29, 2001
(IN THOUSANDS, EXCEPT SHARE DATA)

	December 28,	December 29,
	2002	2001

ASSETS
CURRENT ASSETS:
Cash and short-term investments	$1,856	$2,933
Accounts and notes receivable, net	11,746	11,391
Inventories:
Raw materials	2,489	2,415
Packaging materials	2,672	2,099
Finished goods and work in progress	5,910	5,639
Other current assets	3,032	4,192

Total current assets	27,705	28,669

PROPERTY, PLANT, AND EQUIPMENT:
Land and land improvements	5,908	5,871
Buildings	18,273	18,056
Machinery, equipment, and vehicles	59,042	52,946
Vending and other distribution equipment	12,953	12,183
Furniture and fixtures	16,510	15,585
Construction in progress	8,205	5,253

Total property, plant, and equipment	120,891	109,894
Accumulated depreciation	(69,166)	(60,745)

Net property, plant, and equipment	51,725	49,149

OTHER ASSETS	273	441
DEFERRED FINANCING COSTS, net	919	1,385
INTANGIBLE ASSETS, net	20,009	22,180
GOODWILL, net	644	20,904

Total assets	$101,275	$122,728

(Continued)

TOM’S FOODS INC.

BALANCE SHEETS
DECEMBER 28, 2002 AND DECEMBER 29, 2001
(IN THOUSANDS, EXCEPT SHARE DATA)

	December 28,	December 29,
	2002	2001

CURRENT LIABILITIES:
Revolving loan facility	$—	$3,065
Accounts payable	11,751	9,068
Accrued liabilities	11,166	9,872
Current portion of long-term debt	239	251

Total current liabilities	23,156	22,256

LONG-TERM DEBT:
Senior secured notes	60,000	60,000
Other debt obligations	431	455

Total long-term debt	60,431	60,455

OTHER LONG-TERM OBLIGATIONS	37	37
ACCRUED PENSION COST	14,795	6,827
ACCRUED POSTRETIREMENT BENEFITS OTHER THAN PENSIONS	—	1,666
EXCHANGEABLE PORTION OF PREFERRED STOCK, $.01 par value; Class A, 7,000 shares authorized, 7,000 shares issued and outstanding at December 28, 2002 and December 29, 2001	10,000	10,000
COMMITMENTS AND CONTINGENT LIABILITIES (Note 11)
SHAREHOLDERS’ EQUITY (DEFICIT):
Common stock, $.01 par value; 10,000 shares authorized, 5,000 shares issued and outstanding at December 28, 2002 and December 29, 2001	—	—
Nonexchangeable portion of preferred stock, $.01 par value; Class A, 7,000 shares authorized, 7,000 shares issued and outstanding at December 28, 2002 and December 29, 2001	1,922	765
Preferred stock, $.01 par value; Class B, 21,737 shares authorized, 21,737 shares issued and outstanding at December 28, 2002 and December 29, 2001	35,256	32,142
Additional paid-in capital	43,725	43,725
Accumulated other comprehensive income (loss)	(7,742)	11
Accumulated deficit	(80,305)	(55,156)

Total shareholders’ equity (deficit)	(7,144)	21,487

Total liabilities and shareholders’ equity (deficit)	$101,275	$122,728

(Concluded)

See notes to financial statements.

TOM’S FOODS INC.

STATEMENTS OF OPERATIONS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 28, 2002
(IN THOUSANDS)

	December 28,	December 29,	December 30,
	2002	2001	2000

		(revised - Note 1)	(revised - Note 1)
NET SALES	$209,242	$201,759	$192,129
COST OF GOODS SOLD	(132,472)	(127,274)	(121,086)

Gross profit	76,770	74,485	71,043

EXPENSES AND OTHER INCOME:
Selling and administrative expenses	(67,622)	(66,081)	(64,255)
Amortization of intangibles and goodwill	(700)	(1,727)	(1,714)
Other operating income, net	895	727	1,286
Restructuring and other charges	—	(864)	(419)

	(67,427)	(67,945)	(65,102)

INCOME FROM OPERATIONS	9,343	6,540	5,941
INTEREST EXPENSE, net of interest income of $1, $93, and $151, for 2002, 2001, and 2000, respectively	(7,163)	(7,615)	(8,381)

INCOME (LOSS) BEFORE INCOME TAXES, EXTRAORDINARY LOSS, AND CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE	2,180	(1,075)	(2,440)
PROVISION FOR INCOME TAXES	(124)	(153)	(141)

INCOME (LOSS) BEFORE EXTRAORDINARY ITEM AND CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE	2,056	(1,228)	(2,581)
EXTRAORDINARY LOSS FROM THE EARLY EXTINGUISHMENT OF DEBT	—	(117)	—
CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE	(22,934)	—	—

NET LOSS	$(20,878)	$(1,345)	$(2,581)

See notes to financial statements.

TOM’S FOODS INC.

STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 28, 2002
(IN THOUSANDS)

				Accumulated		Total
	Class A	Class B	Additional	Other		Shareholders’	Comprehensive
	Preferred	Preferred	Paid-In	Comprehensive	Accumulated	Equity	Income
	Stock	Stock	Capital	Income (Loss)	Deficit	(Deficit)	(Loss)

BALANCE, January 1, 2000	$—	$26,810	$43,725	$—	(45,133)	$25,402	$(2,753)
Dividends accrued	—	2,607	—	—	(2,607)	—	—
Net loss	—	—	—	—	(2,581)	(2,581)	(2,581)

BALANCE, December 30, 2000	—	29,417	43,725	—	(50,321)	22,821	$(2,581)

Net gain on cash flow hedging derivatives	—	—	—	11	—	11	$11
Dividends accrued	765	2,725	—	—	(3,490)	—	—
Net loss	—	—	—	—	(1,345)	(1,345)	(1,345)

BALANCE, December 29, 2001	765	32,142	43,725	11	(55,156)	21,487	$(1,334)

Net loss on cash flow hedging derivatives	—	—	—	(10)	—	(10)	$(10)
Dividends accrued	1,157	3,114		—	(4,271)	—	—
Additional pension liability	—	—	—	(7,743)	—	(7,743)	(7,743)
Net loss		—	—	—	(20,878)	(20,878)	(20,878)

BALANCE, December 28, 2002	$1,922	$35,256	$43,725	$(7,742)	$(80,305)	$(7,144)	$(28,631)

See notes to financial statements.

TOM’S FOODS INC.

STATEMENTS OF CASH FLOWS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 28, 2002
(IN THOUSANDS, EXCEPT SHARE DATA)

	December 28,	December 29,	December 30,
	2002	2001	2000

OPERATING ACTIVITIES:
Net loss	$(20,878)	$(1,345)	$(2,581)

Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	10,219	10,628	9,948
Nonrecurring charges	—	864	419
Extraordinary loss from the early extinguishment of debt	—	117	—
Cumulative effect of accounting change	22,934	—	—
Preferred A noncash interest expense	—	239	950
Other adjustments	125	159	186
Changes in operating assets and liabilities:
Accounts and notes receivable, net	(696)	1,965	646
Inventories	(824)	(192)	(13)
Other assets	(1,036)	(129)	204
Accounts payable	2,682	(794)	(1,122)
Accrued liabilities	1,127	(687)	484
Accrued pension cost	27	(388)	(457)
Accrued postretirement benefits other than pensions	(1,666)	(113)	—

Net cash provided by operating activities	12,014	10,324	8,664

INVESTING ACTIVITIES:
Additions to property, plant, and equipment	(10,391)	(8,344)	(7,031)
Proceeds from disposal of property, plant, and equipment	46	104	303
Unsuccessful acquisition efforts and related costs	—	—	(419)

Net cash used in investing activities	(10,345)	(8,240)	(7,147)

FINANCING ACTIVITIES:
Net (payments) borrowings on revolving loan facility	(3,065)	3,065	—
Repayments of other long-term debt	(35)	(251)	(193)
Repayment of industrial development revenue bond debt, net	—	(7,577)	(1,000)
Other financing activities	354	—	(103)

Net cash used in financing activities	(2,746)	(4,763)	(1,296)

NET (DECREASE) INCREASE IN CASH AND SHORT-TERM INVESTMENTS	(1,077)	(2,679)	221
CASH AND SHORT-TERM INVESTMENTS, beginning of year	2,933	5,612	5,391

CASH AND SHORT-TERM INVESTMENTS, end of year	$1,856	$2,933	$5,612

SUPPLEMENTAL DISCLOSURES:
Interest paid during the year	$7,345	$7,284	$7,320

Income taxes paid during the year	$151	$125	$194

See notes to financial statements.

TOM’S FOODS INC.

NOTES TO FINANCIAL STATEMENTS AS OF DECEMBER 28, 2002 AND
DECEMBER 29, 2001 AND FOR EACH OF THE THREE YEARS IN THE
PERIOD ENDED DECEMBER 28, 2002

1.    ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations – Tom’s Foods Inc. (the “Company”) manufactures and distributes snack food products. The principal markets for these products are the southeastern and southwestern United States. The Company operates in one segment, as defined by Statement of Financial Accounting Standards (“SFAS”) No. 131, Disclosure About Segments of an Enterprise and Related Information. Additionally, the Company does not have any significant foreign operations.

Organization – TFH Corporation (“TFH”) was formed on August 30, 1996. TFH was capitalized by various parties having common control of Tom’s Foods Capital Corporation, the prior parent. TFH used the capital proceeds to purchase outstanding senior and subordinated debt obligations of the Company of $59,828,000, inclusive of accrued interest. In return for subordinating its purchased debt claims and a deferral of interest and principal payments, TFH received 80% of the stock of the Company, making TFH the Company’s new parent. Therefore, no change in the basis of assets and liabilities was required.

In 1997, the Company completed a refinancing of the Company’s debt obligations, including the debt due to TFH (the “Offering”) (see Note 6).

Fiscal Year – The Company’s fiscal year is the 52- or 53-week period ending the Saturday nearest to December 31. The years ended December 28, 2002, December 29, 2001, and December 30, 2000 contained 52 weeks.

Revenue Recognition – Revenues for distributor sales are recognized when the goods are received by the distributor. Revenues for product sold through the Company’s internal distributor network are recognized when the goods are received by the retailer. Revenues for contract sales are recognized when the goods are picked up by the customer. The Company accounts for certain sales incentives given to customers as a reduction of net sales.

Cash and Short-Term Investments – The Company considers all highly liquid investment instruments with an original maturity of three months or less to be cash equivalents. These investments are stated at cost, which approximates market value.

Property, Plant, and Equipment – Property, plant, and equipment are recorded at cost less accumulated depreciation. Depreciation is provided on a straight-line basis over the estimated useful lives of 20 years for leasehold improvements, 32 years for buildings, 3 to 12 years for machinery, equipment, and vehicles, 5 to 10 years for vending and other distribution equipment, and 3 to 10 years for furniture and fixtures. Expenditures for maintenance and repairs are charged to expense as incurred. Construction in progress represent costs incurred related to manufacturing and information systems upgrades. Also included in construction in progress is capitalized interest of $241,000 and $180,000 for 2002 and 2001, respectively. Depreciation expense for the years ended December 28, 2002, December 29, 2001, and December 30, 2000 was $8,993,000, $8,375,000, and $7,734,000 respectively.

Inventories – Inventories are stated at the lower of cost or market. Cost is determined using the average cost for raw materials, packaging materials, and work in progress. Finished goods cost is determined using the first-in, first-out method. Cost elements include the cost of raw materials, direct labor, and overhead incurred in the manufacturing process.

Income Taxes – The Company accounts for income taxes using the asset and liability method for recognition of deferred tax consequences of temporary differences, net operating losses, and tax credits by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities.

In the event the future tax consequences of differences between the financial reporting bases and the tax bases of our assets and liabilities results in deferred tax assets, an evaluation of the probability of the Company’s ability to realize the future benefits indicated by such an asset is required. A valuation allowance is provided for a portion of the deferred tax asset when it is more likely than not that some portion or all of the deferred tax asset will not be realized. In assessing the realizability of the deferred tax assets, management considers the scheduled reversals of deferred tax liabilities, projected future taxable income, and tax-planning strategies.

Goodwill and Intangible Assets – Goodwill and intangible assets primarily arose during the acquisition of the Company on May 13, 1993. As discussed later, the Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets, as of December 30, 2001. The Company ceased amortizing goodwill as a result of SFAS No. 142 and determined that the Company’s trademark has an indefinite life. The intangible assets are being amortized using the straight-line method over their estimated useful lives as follows:

	After December 30, 2001	Before December 30, 2001

Distribution system	20-35 years	35 years
Trademarks	Indefinite	40 years
Goodwill	Not amortized	40 years
Assembled staff	N/A	20 years

The Company assesses goodwill and indefinite-lived intangibles for impairment annually unless events occur that require more frequent reviews. Long-lived assets, including amortizable intangibles, are tested for impairment if impairment indicators occur. Discounted cash flow analyses are used to assess nonamortizable intangible impairment while undiscounted cash flow analyses are used to assess long-lived asset impairment. If an assessment indicates impairment, the impaired asset is written down to its fair market value based on the best information available. Estimated fair market value is generally measured with discounted estimated future cash flows.

Accrued Liabilities – Accrued liabilities at December 28, 2002 and December 29, 2001 consist of the following (in thousands):

	December 28,	December 29,
	2002	2001

Accrued workers’ compensation, auto, and general liability insurance	$3,024	$2,374
Accrued incentives	1,267	1,550
Accrued health and dental	1,071	1,186
Accrued interest	1,134	1,088
Other	4,670	3,674

	$11,166	$9,872

Fair Value of Financial Instruments – The Company’s financial instruments consist primarily of cash and short-term investments, trade receivables, notes receivable, accounts payable, purchase commitments, senior secured notes, and other long-term obligations. Based on the borrowing rates currently available to the Company for loans with similar terms and average maturities, the fair value of long-term debt is not materially different than stated amounts. In management’s opinion, the carrying amounts of these financial instruments approximate their fair values at December 28, 2002 and December 29, 2001.

Hedging Transactions – The Company has limited involvement with derivative financial instruments and does not use them for speculative purposes. The Company enters into various futures contracts and futures options to reduce the impact of volatility in raw material prices. Effective December 31, 2000, the Company adopted SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, subsequently amended by SFAS No. 138, Accounting for Certain Derivative Instruments. SFAS No. 133 and SFAS No. 138 require the Company to recognize all derivative instruments as assets or liabilities and to measure those instruments at fair value. Changes in the derivative fair values are deferred and recorded as a component of accumulated other comprehensive income until the hedged transactions occur and are recognized in earnings. Any ineffective portion of a hedging derivative’s change in fair value is immediately recognized in earnings.

The Company formally documents all relationships between hedging instruments and hedged items as well as its risk management objectives and strategies for undertaking the hedge transactions. The Company links all hedges to forecast transactions and assesses whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in cash flows of hedged items, both at the inception of the hedge and on an ongoing basis. The adoption of SFAS Nos. 133 and 138 did not have a material impact on the results of operations.

During the years ended December 28, 2002, December 29, 2001, and December 30, 2000, the Company recorded net gain (loss) on cash flow hedging derivatives of $(10,000), $11,000, and $0, respectively. in other comprehensive income. These gains and losses will be reported in earnings within the following 12 months. The maximum length of time that the Company is hedging its exposure to the variability in future cash flows is three to nine months. As of December 28, 2002, the Company had no open futures contracts in wheat, soybean oil, corn, diesel, or natural gas, however the Company will take delivery of closed contracts in the first quarter of 2003.

Use of Estimates – The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Transactions With Related Parties – The Company has entered into a consulting agreement with one of its directors for providing consulting services to the Company. In return for such consulting services, the Company paid and expensed aggregate fees of $200,000 for each of the years ended December 28, 2002, December 29, 2001 and December 30, 2000. The Company also uses the services of a law firm in which one of the Company’s directors is a partner. In return for legal services the Company paid and expensed legal fees to this firm of $182,000, $245,000, and $443,000 for the years ended December 28, 2002, December 29, 2001, and December 30, 2000, respectively. The Company also has the use of certain properties owned by one of its directors and is responsible for the maintenance and upkeep.

Software Development Costs – The Company accounts for costs incurred to develop software applications in accordance with the American Institute of Certified Public Accountants Statement of Position (“SOP”) 98-1, Accounting for the Cost of Computer Software Developed or Obtained for Internal Use. SOP 98-1 requires that entities capitalize certain internal use software costs, which include software design, coding, installation, configuration, and testing, once technological feasibility of the developed software is attained. Costs incurred in the process of attaining technological feasibility, which include the conceptual formulation and evaluation of the software alternatives, and costs to upgrade and enhance software once developed are expensed as incurred. Under SOP 98-1, overhead, general, and administration costs; support costs; and training costs are not capitalized. Capitalized software costs are depreciated on a straight-line basis over the estimated useful life of the application. Depreciation commences when the application is put into production. The Company performs an ongoing assessment of the carrying value of its capitalized software cost in accordance with SFAS No. 121. The Company capitalized $2,754,000 and $1,512,000 in software development costs in 2002 and 2001, respectively.

Self-Insurance – The Company is largely self-insured for workers’ compensation, group health and dental, auto, and general liability insurance up to certain retention levels beyond which the Company maintains insurance coverage. Insurance administrators assist the Company in estimating the fully developed workers’ compensation liability, group health and dental, auto, and general liability insurance reserves, which are accrued by the Company. In the opinion of management, adequate provision has been made for all incurred claims.

Comprehensive Income – SFAS No. 130 Reporting Comprehensive Income, establishes standards for reporting and display of comprehensive income and its components in financial statements. It requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. Comprehensive income or loss for the Company consists of net loss, net gain or loss on cash flow hedging derivatives and additional pension liability, and is presented in the statement of changes in shareholders’ equity. The components of accumulated other comprehensive income (loss) included: net gain or (loss) on cash flow hedging of $(10,000), $11,000 and $0, respectively for each of the three years in the period ended December 28, 2002 and an additional pension liability of $7,743,000 for the year ended 2002. There was no additional pension liability for 2001 or 2000.

Shipping and Handling – The Company incurs certain fees to ship its product that are not charged to the end customer. These costs are recorded by the Company in selling and administrative expense in the accompanying statement of operations. The Company expensed $11,565,000, $11,859,000, and $12,306,000 for the years ended December 28, 2002, December 29, 2001, and December 30, 2000, respectively.

New Accounting Pronouncements – In June 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141, Business Combinations, effective July l, 2001 and SFAS No. 142, Goodwill and Other Intangible Assets, effective for the Company on December 30, 2001.

SFAS No. 141 prohibits pooling-of-interests accounting for acquisitions initiated after June 30, 2001 and broadens the criteria for recording intangible assets separate from goodwill. SFAS No. 142 requires the Company to cease amortizing goodwill that existed at June 30, 2001 for all periods after December 29, 2001, and any goodwill resulting from acquisitions completed after June 30, 2001 will not be amortized. SFAS No. 142 also establishes a new method of testing goodwill for impairment. The provisions of SFAS No. 142 were adopted by the Company on December 30, 2001. Adoption of these accounting standards resulted in certain of its intangibles being subsumed into goodwill and resulted in the discontinuation of amortization of certain intangible assets and goodwill; additionally, impairment reviews may result in future periodic write-downs of the carrying value of goodwill. The Company completed its initial goodwill impairment tests by March 23, 2002 and recorded an impairment loss as a change in accounting principle in accordance with SFAS No. 142. See note 5.

In August 2001, the FASB issued SFAS No.144, Accounting for the Impairment or Disposal of Long- Lived Assets. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years and should be applied prospectively. SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. It supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, and requires that discontinued operations be measured at the lower of the carrying amount or fair value less cost to sell. For the year ended December 28, 2002, the Company adopted this standard without material impact on the results of its operations or financial position.

During 2000, the FASB’s Emerging Issues Task Force (“EITF”) added to its agenda various issues that impact the income statement classification of certain sales and marketing promotional payments. In May 2000, the EITF reached a consensus on Issue 00-14, Accounting for Certain Sales Incentives. Issue 00-14 addresses the recognition and income statement classification of various sales incentives. Among its requirements, the consensus requires costs related to customer price reductions at the point of sale and other product promotions currently classified as marketing costs to be classified as a reduction of revenue. In April 2001, the EITF delayed the effective date for this consensus until 2002. The Company adopted this standard during 2002. The impact of adopting this consensus for the years ended December 28, 2002, December 29, 2001, and December 30, 2000 resulted in the reduction selling and administrative expenses and net sales by approximately $8,512,000, $8,748,000, and $8,991,000, respectively. As a result, the Company revised its statements of operations for the years ended December 29, 2001 and December 30, 2000 to reflect the new classification. In April 2001, the EITF reached a consensus on Issue 00-25, Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor’s Products. Issue 00-25 addresses the income statement classification of consideration, other than that directly addressed in Issue 00-14, from a vendor to a reseller or another party that purchases the vendor’s products. This consensus is effective for 2002 and did not have a material impact on the Company’s financial statements.

In April 2002, the FASB issued SFAS No. 145 Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS No 145 addresses the treatment of debt extinguishment as an extraordinary item in the statement of operations. This standard will require the Company to change the classification of the extraordinary item on the statement of operations by including the loss in operating income. Adoption of this standard is required for fiscal years beginning after May 15, 2002. Adoption will require the reclassification of the extraordinary item for debt extinguishment included in the Company’s December 29, 2001 financial statements to be reclassified into operating income (loss).

In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which addresses financial accounting and reporting for costs associated with exit or disposal activities and supersedes Emerging Issues Task Force (“EITF”) Issue 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. A liability for an exit cost as defined in EITF 94-3 is recognized at the date of an entity’s commitment to an exit plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. The Company will adopt the provisions of SFAS No. 146 for exit or disposal activities that are initiated after December 28, 2002.

The FASB issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (“FIN 45”), which addresses the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees. FIN 45 also clarifies the requirements related to the recognition of a liability by a guarantor at the inception of a guarantee for the guarantor’s noncontingent obligations associated with such guarantee. The disclosure requirements of this Interpretation are effective for financial statements of periods ending after December 15, 2002 whereas the initial recognition and measurement provisions are applicable on a prospective basis for guarantees issued or modified after December 31, 2002.

Reclassifications – Certain prior year amounts have been reclassified to conform to the current year presentation.

2.    RESTRUCTURING AND OTHER CHARGES

Following are the components of amounts classified as restructuring and other charges in the accompanying statements of operations for the years ended December 29, 2001 and December 30, 2000 (in thousands):

	December 29,	December 30,
	2001	2000

Expenses associated with the severance of certain sales and distribution functions	$784	$—
Unsuccessful acquisition efforts and related costs	—	419
Expenses associated with the Preferred A debt conversion study (see Note 7)	80	—

	$864	$419

At December 29, 2001 and December 30, 2000, respectively, the majority of amounts related to these charges had been paid and all amounts were paid prior to December 28, 2002.

3.    EXTRAORDINARY ITEM

For the year ended December 29, 2001, the Company incurred an extraordinary loss of $117,000 from the early debt retirement of the 6.75% Taylor County, Florida, and the 6.5% Knox County, Tennessee, Industrial Development Revenue Bonds for an aggregate principle amount of $8,000,000. The payment was partially funded by borrowings under the Company’s revolving debt facility.

4.    ACCOUNTS AND NOTES RECEIVABLE

Accounts and notes receivable as of December 28, 2002 and December 29, 2001 consist of the following (in thousands):

	December 28,	December 29,
	2002	2001

Trade accounts receivable	$12,722	$12,346
Notes receivable from distributors	758	1,109
Less allowance for doubtful accounts	(1,687)	(1,848)

	11,793	11,607
Less noncurrent notes receivable, net	(47)	(216)

Accounts and notes receivable, net	$11,746	$11,391

Notes receivable from distributors are due in varying amounts over periods of up to ten years and bear interest at stated rates from 0% to 13.25%. The notes are secured by certain distributor assets and guarantees.

5.    GOODWILL AND INTANGIBLE ASSETS

During the second quarter, the Company completed the impairment test required by SFAS No. 142. As a result of this impairment test, the Company determined that the carrying amount of goodwill was in excess of its fair value as determined by a discounted cash flow approach. As a result, the Company recorded an impairment charge of $22,934,000 relating to goodwill which is presented as a cumulative effect of change in accounting principle. The Company recorded this impairment as of December 30, 2001.

The trademark intangible asset was purchased on May 13, 1993 and was being amortized on a straight-line basis over 40 years. Upon initial application of SFAS No. 142, the Company reassessed the useful lives of its intangible assets and determined that the trademark has an indefinite useful life because it is expected to generate cash flow over an indefinite period into the future. Thus, the Company ceased amortizing the trademark on December 30, 2001.

The useful lives of amortizable intangible assets are evaluated periodically, and subsequent to impairment reviews, to determine whether revision is warranted. If cash flows related to a nonamortizable intangible are not expected to continue beyond the foreseeable future, a useful life would be assigned.

Upon adoption of SFAS No. 141, the Company reclassified certain intangible assets previously allocated to assembled staff into goodwill, and ceased amortization related to these intangibles.

A summary of the changes to goodwill for the years ended December 29, 2001 and December 28, 2002 is presented below (in thousands):

		Accumulated	Carrying
	Goodwill	Amortization	Value

Balance at December 30, 2000	$25,903	$(5,668)	$20,235
Add: Goodwill Acquired	690	(21)	669

Balance at December 29, 2001	26,593	(5,689)	20,904
Add: Reclassification of Assembled Staff	3,839	(1,791)	2,048
Add: Goodwill acquired	626	—	626
Less: Goodwill impairment and related cost	(30,414)	7,480	(22,934)

Balance at December 28, 2002	$644	$—	$644

Other intangible assets are subject to amortization with useful lives ranging up to 35 years. Intangible assets with indefinite lives are not amortized. The Company has reviewed the carrying value of these assets under the guidance of SFAS No. 144 and determined there was no impairment related to these balances. Intangible assets at December 28, 2002 and December 29, 2001 consist of the following (in thousands):

		Accumulated	Carrying
Balance December 29, 2001	Total	Amortization	Value

Trademark	$4,803	$(1,121)	$3,682
Assembled Staff	3,839	(1,791)	2,048
Distribution System	22,432	(5,982)	16,450

Intangible Asset, net	$31,074	$8,894	$22,180

		Accumulated	Carrying
Balance December 28, 2002	Total	Amortization	Value

Trademark	$4,803	$(1,121)	$3,682
Distribution System	22,432	(6,673)	15,759
Distribution System, intangible asset acquired	379	(8)	371
Unamortized prior service cost (See Note 9)	197	—	197

Intangible Asset, net	$27,811	$(7,802)	$20,009

Intangible assets amortization expense for the years ended December 28, 2002, December 29, 2001, and December 30, 2000 was $700,000, $1,727,000, and $1,714,000, respectively.

During the year ended December 28, 2002, the Company purchased 30 distribution routes for an aggregate purchase price of $1,595,000. The Company allocated $379,000 of the purchase price to intangible distribution network that will be amortized over 20 years and $626,000 to goodwill that will be evaluated for impairment during the Company’s designated annual impairment test date at the beginning of each fiscal year.

The estimated amortization expense for the four subsequent fiscal years is $705,000 per year.

Adjusted results assuming the eliminations of both goodwill amortization and the cumulative effect of adopting SFAS No. 142 are summarized below for the years ended December 28, 2002, December 29, 2001 and December 30, 2000 (in thousands):

	December 28,	December 29,	December 30,
	2002	2001	2000

Net loss	$(20,878)	$(1,345)	$(2,581)
Add back of goodwill amortization	—	904	874
Add back of trademark amortization	—	130	130

Adjusted net (loss)	$(20,878)	$(311)	$(1,577)

6.    DEBT

Long-term debt as of December 28, 2002 and December 29, 2001 consists of the following (in thousands):

	December 28,	December 29,
	2002	2001

10.5% Senior Secured Notes due in 2004	$60,000	$60,000
Other debt obligations	670	706

	60,670	60,706
Less current portion	(239)	(251)

Total long-term debt	$60,431	$60,455

On October 14, 1997, the Company sold $60,000,000 of 10.5% Senior Secured Notes (the “Notes”) due November 1, 2004. The Notes are secured by a first lien on and security interest in substantially all of the assets and properties owned by the Company, except those that are security for other debt obligations. The indenture relating to the Offering has certain covenants, as defined the most restrictive of which include working capital and fixed charge coverage ratios. At December 28, 2002, the Company was in compliance with these covenants December 28, 2002. The Company was precluded from redeeming the Notes prior to November l, 2001; the Company may now redeem the Notes in whole or in part at redemption prices, as defined. In connection with the Offering, the Company incurred $3,500,000 in fees and expenses, which were capitalized and are being amortized over the seven-year term of the Notes. Amortization expense of these costs was $526,000 for each of the years ended December 28, 2002, December 29, 2001, and December 30, 2000. These deferred financing costs are recorded net of accumulated amortization of $2,684,00 and $2,157,000 at December 28, 2002 and December 29, 2001, respectively.

The proceeds of the Offering were used to pay certain of the Company’s debt obligations, including amounts owed to TFH. After the Offering, the remaining portions of the TFH obligations, including accrued interest thereon, were converted to $7,000,000 of Class A preferred stock and $21,755,000 of Class B preferred stock (see Note 7).

Prior to the Offering, a senior credit agreement provided for a revolving loan, letter-of-credit accommodations, a term loan, and additional equipment loans. As part of the Offering, the senior credit agreement was amended to include only letter-of-credit accommodations and a revolving loan facility.

Effective January 31, 2000, the Company replaced the senior credit agreement with a new loan from a financial institution maturing January 31, 2004 and providing for a $17,000,000 revolving loan facility and letter-of-credit accommodations. Under the new loan agreement, the revolving loan facility is based on 85% of all eligible accounts receivable, plus 55% of the value of eligible inventory, plus 10% of the value of eligible packaging materials, all as defined. Interest is payable monthly at either the institution’s prime rate of interest or, at the Company’s option, the London Interbank Offered Rate plus 2.0%. For the years ended December 28, 2002 and December 29, 2001, the weighted average effective interest rates under the revolving loan facility were 4.7% and 7.3%, respectively. Standby letters of credit relating to insurance coverages were outstanding as of December 28, 2002 and December 29, 2001 in the amounts of $2,838,000 and $3,021,000, respectively. The new senior credit agreement requires the Company to maintain certain financial ratios relating to fixed charge coverage, working capital, and minimum borrowing availability, as defined. The revolving loan facility, other than the letters of credit, had an outstanding loan balance of $0 and $3,065,000 on December 28, 2002 and December 29, 2001, respectively, and the Company was in compliance with all of the agreement’s financial ratios and restrictive covenants, after receiving a waiver from its financial institution.

The scheduled maturities of all Company term debt obligations are approximately $254,000 in 2003, $60,213,000 in 2004, $148,000 in 2005, $55,000 in 2005, and $0 in 2006.

7.    SHAREHOLDERS’ EQUITY

Exchangeable Preferred Stock - On October 14, 1997, in connection with the Offering, the Company issued 7,000 shares of Class A preferred stock. The Class A preferred stock is nonvoting, except in certain circumstances. A liquidation preference on the Class A preferred stock accrues at a rate of 10.5%. The Class A preferred stock had an initial liquidation preference of $7,000,000 and was issued in exchange for $7,000,000 of the outstanding term loan from TFH, as discussed in Note 6. Upon a change in control, holders of up to $10,000,000 of Class A preferred stock, including accrued liquidation preference thereon, will be entitled to require the Company to purchase these shares at 100% of the liquidation preference at the date of such a change in control subject to the $10,000,000 limitation. Additionally, on or after January l, 1999, up to an aggregate of $10,000,000 of Class A preferred stock may be exchanged, at the Company’s option, for an equal amount of senior debt if the Company meets certain financial targets, as defined. No preferred stock was exchanged under this provision and no change of control has occurred during the years ended December 28, 2002, December 29, 2001, and December 30, 2000.

As $10,000,000 of the Class A preferred stock is exchangeable at the option of the holder upon the occurrence of certain events, it is classified in the mezzanine level outside of shareholders’ equity up to the aggregate exchangeable portion in the accompanying balance sheets. All related increases in liquidation preference on the preferred stock up to an aggregate of $10,000,000 are accrued to interest expense. During 2002 and 2001, dividends in the amount of $1,157,000 and $765,000, respectively, were accrued in excess of the $10,000,000 exchange limitation on the aggregate liquidation preference on Class A preferred stock, which were recorded as dividends charged to the accumulated deficit. These dividends, in excess of the $10,000,000 limitation, were accrued as a charge to the accumulated deficit and as a credit to shareholders’ equity rather than as interest expense as the liquidation preference in excess of $10,000,000 is not exchangeable. Liquidation preferences of $239,000 and $950,000 were accrued to the Class A preferred stock for fiscal 2001 and 2000, respectively, and were included in interest expense in the accompanying statements of operations. The Class A preferred stock ranks senior to the Class B preferred stock.

During 2001, the Company incurred certain legal and accounting expenses associated with a potential exchange of a portion of the Class A preferred stock. The exchange was not completed and the $80,000 in expenses was charged to operations as a restructuring and other charge in the accompanying statements of operations (see Note 2).

Other Shareholders’ Equity - On October 14, 1997, in connection with the Offering, the Company issued 21,737 shares of Class B preferred stock in exchange for $21,755,000 in outstanding TFH debt obligations (see Note 6). The Class B preferred stock is nonvoting, except in certain circumstances. Dividends on the Class B preferred stock accrue at a rate of 9.5%. Dividends of $3,114,000, $2,725,000, and $2,607,000 for fiscal 2002, 2001, and 2000, respectively, were accrued to the Class B preferred stock and are included in the accumulated deficit.

8.    INCOME TAXES

The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes,” and files a consolidated federal income tax return with TFH.

The components of the deferred tax assets and liabilities as of December 28, 2002 and December 29, 2001 are as follows (in thousands):

	December 28,	December 29,
	2002	2001

Deferred tax liabilities:
Property, plant, and equipment	$(908)	$(1,057)
Other	(1,157)	(2,369)

Total deferred tax liabilities	(2,065)	(3,426)
Deferred tax assets:
Net operating loss carryforwards	19,785	19,369
Accounts and notes receivable	706	764
Pensions and employee benefits	5,250	2,869
Workers’ compensation	886	799
Discount on industrial development revenue bonds	11	321

Total deferred tax assets	26,638	24,122

Net deferred tax assets	24,573	20,696

Less valuation allowance	24,573	20,696

Net deferred tax assets	$—	$—

The Company has net operating loss carryforwards of approximately $50,730,000, which begin to expire in 2008. Any future issuance of stock by the Company could result in an ownership change, as defined by the Tax Reform Act of 1986, and could limit utilization of net operating loss carryforwards. Also, benefits derived from using net operating loss carryforwards to offset any alternative minimum taxes calculated, could be less than the recorded amount of the net operating loss carryforwards. The Company has established a valuation reserve because of uncertainty regarding the ability of the Company, on a stand-alone basis, to utilize the net operating losses.

The Company files a consolidated tax return and has a tax sharing arrangement with its parent, TFH. The tax sharing arrangement does not provide for reimbursement to any party of the consolidated group if net operating losses are used to offset taxable income of any other member of the consolidated group. Income taxes for the Company are computed and presented in the financial statements as if the Company filed a separate return.

The provision for income taxes consisted of the following for the years ended December 28, 2002, December 29, 2001, and December 30, 2000 (in thousands):

	December 28,	December 29,	December 30,
	2002	2001	2000

Federal income taxes:
Current	$—	$—	$—
Deferred
State income and franchise taxes	124	153	141

Provision for income taxes	$124	$153	$141

For the years ended December 28, 2002, December 29, 2001, and December 30, 2000, the provision for income taxes at the Company’s effective rate differed from the provision for income taxes at the statutory rate, as follows (in thousands):

	December 28,	December 29,	December 30,
	2002	2001	2000

Income tax benefit at federal statutory rate	$(7,307)	$(457)	$(830)
State income taxes, net of federal effect	(835)	(54)	(98)
Change in valuation allowance	3,877	(266)	167
Intangibles amortization	7,557	347	347
Minimum pension liability	(3,020)	—	—
Other	(148)	583	525

Provision for income taxes	$124	$153	$141

9.    EMPLOYEE BENEFIT PLANS

The Company has two noncontributory defined benefit retirement plans (the “Hourly Plan” and the “Salaried Plan”), which cover substantially all full-time employees who are at least 21 years of age. The Company also has an unqualified pension plan (the “Unqualified Plan”) covering only certain salaried employees. The plans provide for payment of monthly benefits to participants upon their reaching normal retirement age. Benefit amounts are determined by a benefit formula which considers length of service and average salary for the Salaried Plan and the Unqualified Plan and length of service multiplied by a fixed rate, as determined by the Company, for the Hourly Plan. The pension cost for the Hourly Plan and the Salaried Plan is funded at amounts equal to the minimum funding requirements of the Employee Retirement Income Security Act of 1974. Assets of the Hourly Plan and the Salaried Plan include common stocks, U.S. government securities, and corporate bonds. The Unqualified Plan is not funded. The following disclosures include the funded status of the Hourly, Salaried, and Unqualified Plans. The unfunded status of the unqualified plan was $1,401,000 and $1,323,000 as of December 28, 2002 and December 29, 2001, respectively.

On a weighted average basis, the following assumptions were used in accounting for the net periodic benefits costs and for the Plans:

	December 28,	December 29,	December 30,
	2002	2001	2000

Discount rate	6.75%	7.25%	7.25%
Expected return on plan assets	9.00	9.00	9.00
Rate of compensation increase	3.75	4.00	4.75

The amount of net periodic benefit cost (income) recognized includes the following components for the years ended December 28, 2002, December 29, 2001 and December 30, 2000 (in thousands):

	December 28,	December 29,	December 30,
	2002	2001	2000

Components of periodic benefit costs:
Service cost	$1,077	$1,124	$1,066
Interest cost	3,787	3,635	3,637
Expected return on assets	(4,611)	(4,718)	(4,621)
Amortization of:
Actuarial gain	(164)	(471)	(610)
Prior service cost	76	68	68

Net periodic benefit cost (income)	$165	$(362)	$(460)

The reconciliation of the beginning and ending balance of the benefits obligation for the plans and the fair value of plan assets were as follows (in thousands):

	December 28,	December 29,
	2002	2001

Change in benefit obligation:
Net benefit obligation at the beginning of year	$51,788	$50,537
Service cost	1,077	1,124
Interest cost	3,787	3,635
Actuarial (gain) loss	3,857	(386)
Gross benefits paid	(3,432)	(3,230)
Plan amendments	—	108

Net benefit obligation at end of year	$57,077	$51,788

Change in plan assets:
Fair value of plan assets at beginning of year	$47,582	$53,120
Actual return on plan assets	(6,306)	(2,308)
Gross benefits paid	(3,332)	(3,230)

Fair value of plan assets at end of year	$37,944	$47,582

The funded status of the plans and the amounts recognized in the accompanying balance sheets were as follows (in thousands):

	December 28,	December 29,
	2002	2001

Reconciliation of funded status:
Funded status at end of year	$(19,133)	$(4,206)
Unrecognized net actuarial gain	12,081	(2,894)
Unrecognized prior service cost	197	273
Charge to accumulated other comprehensive income	(7,743)	—
Intangible asset	(197)	—

Net amount recognized at end of year, included in the balance sheet	$(14,795)	$(6,827)

As of December 28, 2002, the Plans had an unfunded accumulated benefit obligation. As a result the Company recorded an additional minimum liability in the amount of this unfunded status and recognized an intangible asset to the extent of the unrecognized prior service cost, the offset being recorded in other comprehensive income net of the effect of taxes. The transaction resulted in a deferred tax asset of $3,020,000 (which was offset by a valuation allowance – see Note 8), an additional minimum liability $7,940,000, other comprehensive income of $7,743,000, and an intangible asset of $197,000.

The Company also has a defined contribution plan which covers substantially all employees who are eligible at the start of the quarter after their hire date. The Company may match a portion of an employee’s contribution up to a maximum amount. For the years ended December 28, 2002, December 29, 2001, and December 30, 2000, the Company contributed approximately $358,000, $297,000, and $226,000, respectively, to this plan.

10.    POSTRETIREMENT BENEFITS OTHER THAN PENSIONS

During 2002, the Company discontinued its postretirement medical benefit plan designed to bridge certain employees, whom had taken early retirement, to Medicare eligibility. As a result of the plan’s termination, there were no continuing benefit obligations under the plan, and the Company recorded the entire settlement gain in the second quarter of 2002. Accordingly, the associated accrued long-term liability, which had been previously expensed and had a balance of $1,666,000 at December 29, 2001, was reversed with a corresponding credit to selling and administrative expense.

11.    COMMITMENTS AND CONTINGENT LIABILITIES

Leases - The Company leases vehicles and warehouse space under certain noncancelable operating leases. Noncancelable future minimum operating lease commitments as of December 28, 2002 were as follows (in thousands):

December 28,
2002

2003	$4,881
2004	3,543
2005	2,813
2006	355
2007	238
Thereafter	890

$12,720

The rental expense for all operating leases for the years ended December 28, 2002, December 29, 2001, and December 30, 2000 was approximately $5,001,000, $4,495,000, and $4,570,000, respectively.

Litigation – The Company is a party to a number of claims and lawsuits incidental to its business. In the opinion of management, after consultation with outside counsel, the ultimate outcome of these matters, in the aggregate, will not have a material adverse effect on the financial position or results of operations of the Company.

The Company is the defendant in a lawsuit filed in the Circuit Court in Alabama. The lawsuit alleged that the Company had interfered with the plaintiff’s purchase of vending machines from a former distributor of the Company and with plaintiff’s relations with its customers. On October 24, 2002, a jury returned a verdict in favor of the plaintiff, which, following post-trial motions, was reduced to $1,250,000 in total damages. The Company believes the verdict is without factual basis and is contrary to the applicable law and plans to appeal the verdict to the Alabama Supreme Court.

Employment Agreements – The Company has entered into employment agreements with certain executive officers, which guarantee severance benefits in certain circumstances.

Distributor Purchase Requirement – Subject to certain conditions, the Company has the right of first refusal to purchase, for either cash or a note at the Company’s option, distributorships or distributorship assets from certain distributors at a multiple of the amount of the average annual net cash flow, as adjusted, of the distributorship, measured over the preceding three years. This exit strategy will only be available to successful distributors who have remained in full compliance with their contracts for a minimum of three years, including meeting certain growth requirements, and thus enhances the value of successful distributorships and the distribution network as a whole. Because the Company does not know which distributors will avail themselves of this provision and when they might do so after becoming eligible, the Company believes that it is not possible to determine any future contingency requirement. Any potential purchase obligation is, however, based on a multiple of net cash flow. Any purchase is, therefore, funded primarily through the stream of future cash flows from the purchased distributorship, which is enhanced by the capture of integrated distribution margins.

Letters of Credit – The Company has outstanding standby letters of credit (see Note 6).

Purchase Commitment – The United States Congress, with the 2002 Farm Bill, changed dramatically the Peanut Program to reflect the handling of other basic commodity programs (Corn, Wheat, Cotton) administered by United States Department of Agriculture (USDA).

For the Company, this required moving from a supply contract, previously used by Tom’s Foods Inc. to purchasing peanuts directly from the grower, as well as providing the grower with public warehousing for his peanuts placed under a Commodity Credit Corporation (USDA-CCC) Loan. The grower stores peanuts in the Tom’s Foods Inc.’s silos, holds title to those peanuts and may borrow money from the government, based on the value of those peanuts. Most peanuts placed in the Company’s silos are ultimately sold to Tom’s Foods Inc. at a later date by the grower. The Company has licensed the silos at Columbus, Georgia with the USDA as a public warehouse. Tom’s Foods Inc. must provide warehouse services for the grower on peanuts other than those ultimately sold to the Company. If the peanuts are not redeemed by the grower, after nine (9) months, they become the property of USDA-CCC and the Company then provides storage services for USDA-CCC until the peanuts are disposed of by USDA-CCC. All cost of storage is the responsibility of the grower or USDA-CCC unless the Company waives these cost for peanuts ultimately redeemed by Tom’s Foods Inc. for use in its manufacturing facility. Waived costs become part of the cost for peanuts used in Company’s manufacturing facility, as with peanuts purchased at the time of delivery.

The Company signs contracts with growers to purchase some portion of the peanuts at the time of delivery and some portion at a later date, as specified by the Company. The grower, most often, (but is not required to) uses the warehouse receipt, provided by the Company, as collateral with USDA to obtain a loan on the peanuts that will be sold to the Company at a later date. As of December 28, 2002, Tom’s Foods Inc. is committed to purchasing 3,639 tons of peanuts at the market price on the date of their purchase. Therefore, Tom’s has not recorded a liability for this commitment as the price is dependent on the date of purchase. Additionally, the Company believes all of these peanuts will be consumed in operations.

TOM’S FOODS INC.
Valuation and Qualifying Accounts
Allowance for Doubtful Accounts
(in thousands)

							Balance at
	Balance at	Charged to					End of
	Beginning	Cost and	Charged to				the
	of the Period	Expenses	Other Accounts		Deductions		Period

2000	1,820	600	512	(A)	1,231	(B)	1,701
2001	1,701	675	169	(A)	697	(B)	1,848
2002	1,848	675	114	(A)	950	(B)	1,687

(A)	Represents amounts recovered.

(B)	Represents amounts charged against the reserve.

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Stockholders of
Tom’s Foods, Inc.

We have audited the financial statements of Tom’s Foods, Inc. as of December 28, 2002, and for the year then ended, and have issued our report thereon dated March 14, 2003; (which report expresses an unqualified opinion and includes an explanatory paragraph concerning (1) the adoption of Statement of Financial Accounting Standards (“SFAS”) No. 142 and (2) the application of procedures relating to certain disclosures and revisions of financial statement amounts related to the 2001 and 2000 financial statements that were audited by other auditors who have ceased operations) such financial statements and report are included herein for the year ended December 31, 2002. Our audit also included the 2002 financial statement schedule of Tom’s Foods, Inc., listed in the accompanying index at Item 16 (a). This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audit. In our opinion, such 2002 financial statement schedule, when considered in relation to the 2002 basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein. The financial statement schedule for each of the two years in the period ended December 29, 2001 was audited by other auditors who have ceased operations. Those auditors expressed an opinion, in their report dated February 7, 2002, that such 2001 and 2000 financial statement schedule, when considered in relation to the 2001 and 2000 basic financial statements taken as a whole, (prior to the disclosures and revisions referred to above) presented fairly, in all material respects, the information set forth therein.

DELOITTE & TOUCHE LLP
Atlanta, Georgia
March 14, 2003

The following report of Arthur Andersen LLP (“Andersen”) is a copy of the report previously issued by Andersen on March 26, 2002. The report of Andersen is included in this annual report on Form 10-K pursuant to Rule 2-02(e) of regulation S-X. The Company has not been able to obtain a reissued report from
Andersen. Andersen has not consented to the inclusion of its report in this
Form 10-K. Because Andersen has not consented to the inclusion of its report in this annual report, it may be difficult to seek remedies against
Andersen, and the ability to seek relief against Andersen may be impaired.

To Tom’s Foods, Inc.:

We have audited the accompanying balance sheets of Tom’s Foods, Inc. (a Delaware Corporation) as of December 29, 2001 and December 30, 2000 and the related statements of operations, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 29, 2001. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Tom’s Foods, Inc. as of December 29, 2001 and December 30, 2000, and the results of its operations and its cash flows for each of the three years in the period ended December 29, 2001 in conformity with accounting principles generally accepted in the United States.

ARTHUR ANDERSEN LLP
Atlanta, Georgia
February 7, 2002