Form 10-Q
period 2003-03-22
TOMS FOODS INC
filed 2003-05-06
CIK 1048339

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarter (twelve-weeks) ended March 22, 2003

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

TOM’S FOODS INC.

QUARTERLY REPORT ON FORM 10-Q
FOR THE TWELVE-WEEKS
ENDED MARCH 22, 2003

Page

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements:
Balance Sheets as of March 22, 2003 (unaudited) and December 28, 2002	3
Statements of Operations for the twelve-weeks ended March 22, 2003 and March 23, 2002 (unaudited)	4
Statements of Cash Flows for the twelve-weeks ended March 22, 2003 and March 23, 2002 (unaudited)	5
Notes to Financial Statements	6
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	7
Item 3. Quantitative and Qualitative Disclosures About Market Risk	10
Item 4. Controls and Procedures	11
PART II. OTHER INFORMATION
Item 6. Exhibits and Reports on Form 8-K	11

TOM’S FOODS INC.

BALANCE SHEETS
MARCH 22, 2003 AND DECEMBER 28, 2002
(in thousands except per share data)

	March 22, 2003	December 28, 2002

	(unaudited)
ASSETS
Current Assets:
Cash and short-term investments	$1,377	$1,856
Accounts and notes receivable, net of allowance for uncollectible of $1,542 and $1,687 at March 22, 2003 and December 28, 2002, respectively	13,395	11,746
Inventories:
Raw materials	4,199	2,489
Packaging materials	2,245	2,672
Finished goods and work in progress	6,011	5,910
Other current assets	3,369	3,032

Total current assets	30,596	27,705

Property, plant, and equipment:
Land and land improvements	5,907	5,908
Buildings	18,319	18,273
Machinery, equipment and vehicles	60,188	59,042
Vending and other distribution equipment	12,954	12,953
Furniture and fixtures	16,733	16,510
Construction in progress	7,554	8,205

Total property, plant, and equipment	121,655	120,891
Accumulated depreciation	(71,255)	(69,166)

Net property, plant, and equipment	50,400	51,725

Noncurrent accounts and notes receivable, net	68	47
Other assets	226	226
Deferred financing costs, net	797	919
Intangible assets, net	19,846	20,009
Goodwill, net	644	644

Total assets	$102,577	$101,275

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Revolving debt	$7,619	$—
Accounts payable	8,997	11,751
Accrued liabilities	9,853	11,166
Current portion of other debt obligations	231	239

Total current liabilities	26,700	23,156

Long-term debt:
Senior secured notes	60,000	60,000
Other debt obligations	380	431

Total long-term debt	60,380	60,431

Other long-term obligations	37	37
Accrued pension cost	14,959	14,795
Exchangeable portion of Preferred Stock, $.01 par value, Class A, 7,000 shares authorized, 7,000 shares issued and outstanding at March 22, 2003 and December 28, 2002	10,000	10,000
Shareholders’ Equity:
Common stock, $0.01 par value; 10,000 shares authorized, 5,000 shares issued and outstanding at March 22, 2003 and December 28, 2002	0	0
Nonexchangeable portion of Preferred Stock, $.01 par value, Class A, 7,000 shares authorized, 7,000 shares issued and outstanding at March 22, 2003 and December 28, 2002	2,197	1,922
Preferred Stock, $.01 par value, Class B, 21,737 shares authorized, 21,737 shares issued and outstanding at March 22, 2003 and December 28, 2002	35,978	35,256
Additional paid-in capital	43,725	43,725
Accumulated other comprehensive income (loss)	(7,742)	(7,742)
Accumulated deficit	(83,657)	(80,305)

Total shareholders’ equity	(9,499)	(7,144)

Total liabilities and shareholders’ equity	$102,577	$101,275

The accompanying notes are an integral part of these financial statements.

TOM’S FOODS INC.

STATEMENTS OF OPERATIONS
FOR THE TWELVE WEEKS ENDED
MARCH 22, 2003 AND MARCH 23, 2002
(in thousands)

	Twelve Weeks Ended

	March 22, 2003	March 23, 2002

	(unaudited)	(unaudited)
Net sales	$46,739	$48,902
Cost of goods sold	(30,176)	(31,285)

Gross profit	16,563	17,617
Expenses and other income:
Selling and administrative expenses	(17,293)	(16,088)
Amortization of intangible assets	(162)	(159)
Other operating income, net	182	127

(Loss) income from operations	(710)	1,497
Interest expense, net	(1,614)	(1,621)

Loss before income taxes	(2,324)	(124)
Provision for income taxes	(31)	(34)

Loss before cumulative effect of a change in accounting principle	$(2,355)	$(158)

Cumulative effect of a change in accounting principle	0	(22,934)

Net loss	$(2,355)	$(23,092)

The accompanying notes are an integral part of these financial statements.

TOM’S FOODS INC.
STATEMENTS OF CASH FLOWS
FOR THE TWELVE WEEKS ENDED
MARCH 22, 2003 AND MARCH 23, 2002
(in thousands)

	Twelve Weeks Ended

	March 22, 2003	March 23, 2002

	(unaudited)	(unaudited)
Cash flows from operating activities:
Net loss	$(2,355)	$(23,092)

Adjustments to reconcile net loss to net cash (used in) provided by in operating activities:
Depreciation	2,107	2,010
Amortization of intangible assets and goodwill	162	159
Amortization of deferred debt issuance cost	121	121
Cumulative effect of a change in accounting principle	0	22,934
Provision for income taxes	31	34
Loss (gain) on disposal of property, plant, and equipment	4	65
Changes in operating assets and liabilities:
Accounts and notes receivable, net	(1,670)	(5,095)
Inventories	(1,384)	(2,156)
Other assets	(337)	(129)
Accounts payable	(2,753)	2,482
Other liabilities	(1,344)	(88)
Accrued pension cost	164	(37)

Total adjustments	(4,899)	20,300

Net cash used in operating activities	(7,254)	(2,792)

Cash flows from investing activities:
Additions to property, plant, and equipment	(791)	(3,824)
Proceeds from disposal of property, plant, and equipment	5	4

Net cash used in investing activities	(786)	(3,820)

Cash flows from financing activities:
Net borrowing from working capital revolving facility	7,619	4,616
Return of industrial development revenue bond escrow deposit	0	354
Borrowings/payments of other long-term debt	(58)	112

Net cash provided by financing activities	7,561	5,082

Decrease in cash and short-term investments	(479)	(1,530)
Cash and short-term investments, beginning of period	1,856	2,933

Cash and short-term investments, end of period	$1,377	$1,403

Interest paid during the period	$209	$223
Income taxes paid during the period	$22	$45

The accompanying notes are an integral part of these financial statements

TOM’S FOODS INC.

NOTES TO FINANCIAL STATEMENTS

Item 1. BASIS OF FINANCIAL STATEMENTS AND FORMATION AND ORGANIZATION

The accompanying unaudited financial statements of Tom’s Foods Inc. have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. It is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto included in the annual report and Form 10-K for the fiscal year ended December 28, 2002.

The accompanying unaudited financial statements include, in the opinion of management, all adjustments, which are of a normal recurring nature, necessary for a fair presentation for the periods presented. Results for the interim periods presented are not necessarily indicative of results that may be expected for a full fiscal year.

Fiscal Year

The Company’s fiscal year is the 52- or 53-week period ending on the Saturday nearest to December 31. The current year, fiscal 2003, ends January 3, 2004 and contains 53 weeks. The Company’s first three quarters contain twelve-weeks of results while the fourth quarter contains 16 or 17 weeks coinciding with the Company’s fiscal year.

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

Hedging Transactions

The Company has limited involvement with derivative financial instruments and does not use them for speculative purposes. The Company enters into various futures contracts and futures options to reduce the impact of volatility in raw material prices. Effective December 31, 2000, the Company adopted the Financial Accounting Standards Board’s (“FASB”) Statement of Financial Accounting Standard (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” subsequently amended by SFAS No. 138, “Accounting for Certain Derivative Instruments.” SFAS No. 133 and SFAS No. 138 require the Company to recognize all derivative instruments as assets or liabilities and to measure those instruments at fair value. Changes in the derivative fair values are deferred and recorded as a component of accumulated other comprehensive income until the hedged transactions occur and are recognized in earnings. Any ineffective portion of a hedging derivative’s change in fair value is immediately recognized in earnings. The Company formally documents all relationships between hedging instruments and hedged items as well as its risk management objectives and strategies for undertaking the hedge transactions. The Company links all hedges to forecast transactions and assesses, both at the inception of the hedge and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in cash flows of hedged items. Adoption of these Statements did not have a significant impact on the Company’s financial position and operating results. At March 22, 2003, the Company had no open futures or options contracts.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

TWELVE-WEEKS ENDED MARCH 22, 2003
COMPARED TO TWELVE-WEEKS ENDED MARCH 23, 2002

Net sales for the first quarter ended March 22, 2003 were $46.7 million, a decrease of $2.2 million compared to sales of $48.9 million for the corresponding period in 2002. The first quarter of 2002, included a new product introduction for Contract Sales that was heavily promoted therefore an unfavorable variance to prior year was anticipated due to the normalized sales volume in the first quarter of 2003. However, new National Account volume gained in the first quarter of 2003, helped offset this decline. The sales figures for each quarter have been reduced as the result of a reclassification of certain promotional expenses from Selling and Administrative Expenses in accordance with the Financial Accounting Standard Board’s (“FASB”) Emerging Issues Task Force (“EITF”) consensus Issue 00-14 which the Company adopted during the first quarter of 2002. The reclassified amounts for the first quarter of 2003 and 2002 were $2.3 million and $2.1 million, respectively.

Gross profit decreased to $16.6 million in the first quarter of 2003 from $17.6 million in the first quarter of 2002, a decrease of $1.0 million or 6.0% due to a shift in product mix as well as increased energy and commodity costs.

For the first quarter 2003, selling and administrative expenses increased to $17.3 million from $16.1 million in the 2002 period, an increase of 7.5% or $1.2 million due primarily to an increase in the number of Company owned and operated distribution routes and one time costs associated with the increased distribution from new National Account customers.

Other Income was $182,000 for the first quarter of 2003 compared to $127,000 for the corresponding period in 2002.

Interest expense, net of interest income was $1.6 million in the first quarter of 2003 and 2002.

Loss before cumulative effect of a change in accounting principle was $2.4 million for the first quarter of 2003 and $158,000 for the corresponding period in 2002.

The provision for income taxes was relatively flat at $31,000 in 2003 compared to $34,000 for 2002. The Company estimates that it will have no Federal tax obligation for the fiscal year due to loss carryforwards from prior years.

In the first quarter of 2002, the Company completed its goodwill impairment testing indicating a non-cash goodwill impairment loss of $22.9 million recorded as a cumulative effect of accounting change and a reduction in goodwill. No such expense was incurred in 2003.

The net loss for the twelve-week period ended March 22, 2003 was $2.4 million compared to a net loss of $23.1 million for the same period of 2002.

FINANCIAL CONDITION

Liquidity and Capital Resources

On October 14, 1997, the Company issued (the “Offering”) $60 million of its 10.5% Senior Secured Notes (the “Notes”) due November 1, 2004. The Notes are secured by a first lien on and security interest in all of the Company’s real properties, other than the Perry, FL and Knoxville, TN facilities and the Company’s equipment and intellectual property. The indenture governing the Notes has certain covenants including, without limitation, covenants limiting the incurrence of additional indebtedness, assets sales, investments, restricted payments and liens. The Company may redeem the Notes in whole or in part at a redemption price of 102.625% until October 31, 2003, and 100% thereafter, plus accrued interest through the date of redemption. In connection with the Offering, the Company incurred $3.5 million in fees and expenses which were capitalized and are being amortized over the seven year term of the Notes. As of March 22, 2003, the accumulated amortization of these costs equaled approximately $3.1 million. The Company is in the process of evaluating various alternatives to refinance the Notes prior to their maturity on November 1, 2004. Failure to refinance the Notes on similar terms would have a material adverse affect on the Company’s future cash flows and its ability to reinvest in the business at current levels or fund its working capital requirements.

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

As of March 22, 2003, the Company had an outstanding revolving loan balance of $7.6 million, letters of credit outstanding of $2.8 million, and $2.9 million of borrowing availability thereunder. The Company’s working capital position of $3.9 million as of March 22, 2003, increased by $555,000 compared to the working capital position of $3.3 million for the same period of 2002.

Net cash used in operating activities was $7.3 million for the twelve-week period ended March 22, 2003, a variance of $4.4 million, versus $2.9 million used during the same period in 2002. $2.2 million of the variance is due to the increase in net loss for the reasons discussed in the results of operations above, and the remainder mainly attributable to the reduced accounts payable balances versus prior year.

Net cash used in investing activities was $786,000 in the first quarter of 2003 compared to $3.8 million in 2002.

Net cash provided by financing activities was $7.6 million the first quarter of 2003 versus $5.1 million in the same period of 2002. Revolver borrowings were $7.6 million in the first quarters of 2003 and 2002, respectively.

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

In April 2002, the FASB issued SFAS No. 145 Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS No 145 addresses the treatment of debt extinguishment as an extraordinary item in the statement of operations. Adoption of this standard is required for fiscal years beginning after May 15, 2002. The adoption of SFAS No. 145 will require a reclassification of the extraordinary item for debt extinguishment included in the company’s December 29, 2001 financial statements to be reclassified to operating income (loss).

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

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”, which addresses financial accounting and reporting for costs associated with exit or disposal activities and supersedes Emerging Issues Task Force (“EITF”) Issue 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring): SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. A liability for an exit cost as defined in EITF 9403 is recognized at the date of an entity’s commitment to an exit plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. The adoption of SFAS No. 146 did not have a material effect on the Company’s results of operations or financial position.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Raw materials used by the Company are subject to price volatility caused by weather, government farm programs, global supply and demand, and other unpredictable factors. To manage potential volatility in raw material prices, the Company from time to time enters into commodity future and option contracts, which are less than one year in duration. The Company’s Board-approved policy is to use such commodity derivative financial instruments only to the extent necessary to manage these raw material price exposures. The Company does not use these financial instruments for speculative purposes. These commodity instruments are marketable exchange traded contracts designated as hedges, and the changes in the market value of such contracts have a high correlation to the price changes of the hedged commodity. As of March 22, 2003, the Company had no open futures or options contracts in wheat, soybean oil, corn, diesel, or natural gas.

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

                        There were no reports on Form 8-K filed by the Registrant during the quarter ended March 22, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, each Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TOM’S FOODS INC

By	/s/ Rolland G. Divin

Rolland G. Divin President, Chief Executive Officer, and Director (Principal Executive Officer)

Date: May 6, 2003

By	/s/ Sharon M. Sanders

Sharon M. Sanders Acting Chief Financial Officer

Date: May 6, 2003