Form 10-Q
period 2003-06-14
TOMS FOODS INC
filed 2003-07-29
CIK 1048339

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarter (twelve-weeks) ended June 14, 2003

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

Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days.    Yes ☐     No ☑

TOM’S FOODS INC.

QUARTERLY REPORT ON FORM 10-Q
FOR THE TWELVE-WEEKS
ENDED JUNE 14, 2003

		Page
PART I	FINANCIAL INFORMATION
Item 1.	Financial Statements:
	Balance Sheets as of June 14, 2003 (unaudited) and December 28, 2002	3
	Statements of Operations for the twelve and twenty-four weeks ended June 14, 2003 and June 15, 2002 (unaudited)	4
	Statements of Cash Flows for the twenty-four weeks ended June 14, 2003 and June 15, 2002 (unaudited)	5
	Notes to Financial Statements	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	7
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	11
Item 4.	Controls and Procedures	12
PART II	OTHER INFORMATION
Item 6.	Exhibits and Reports on Form 8-K	12

TOM’S FOODS INC.

BALANCE SHEETS
JUNE 14, 2003 AND DECEMBER 28, 2002
(in thousands except per share data)

	June 14, 2003	December 28, 2002

ASSETS
Current assets:
Cash and short-term investments	$1,267	$1,856
Accounts and notes receivable, net of allowance for uncollectible of $1,385 and $1,687 at June 14, 2003 and December 28, 2002, respectively	11,915	11,746
Inventories:
Raw materials	4,197	2,489
Packaging materials	2,344	2,672
Finished goods and work in progress	5,525	5,910
Other current assets	2,672	3,032

Total current assets	27,920	27,705

Property, plant and equipment:
Land and land improvements	5,910	5,908
Buildings	18,346	18,273
Machinery, equipment and vehicles	60,561	59,042
Vending and other distribution equipment	12,925	12,953
Furniture and fixtures	16,765	16,510
Construction in progress	7,821	8,205

Total property, plants, and equipment	122,328	120,891
Accumulated depreciation	(72,970)	(69,166)

Net property, plant, and equipment	49,358	51,725

Noncurrent accounts and notes receivable, net	45	47
Other assets	1,789	226
Deferred financing costs, net	676	919
Intangible assets, net	19,718	20,009
Goodwill, net	703	644

Total assets	$100,209	$101,275

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Revolving debt	$6,085	$—
Accounts payable	9,057	11,751
Accrued liabilities	8,473	11,166
Current portion of other debt obligations	269	239

Total current liabilities	23,884	23,156

Long-term debt:
Senior secured notes	60,000	60,000
Other debt obligations	394	431

Total long-term debt	60,394	60,431

Other long-term obligations	37	37
Accrued pension cost	15,125	14,795
Commitments & contingencies:
Exchangeable portion of Preferred Stock, $.01 par value, Class A 7,000 shares authorized, 7,000 shares issued and outstanding at June 14, 2003 and December 28, 2002	10,000	10,000
Shareholders’ Equity:
Common stock, $0.01 par value; 10,000 shares authorized, 5,000 shares issued and outstanding at June 14, 2003 and December 28, 2002	0	0
Nonexchangeable portion of Preferred Stock, $.01 par value, Class A 7,000 shares authorized, 7,000 shares issued and outstanding at June 14, 2003 and December 28, 2002	2,464	1,922
Preferred Stock, $.01 par value, Class B, 21,737 shares authorized, 21,737 shares issued and outstanding at June 14, 2003 and December 28, 2002	36,696	35,256
Additional paid-in capital	43,725	43,725
Accumulated other comprehensive income (loss)	(7,743)	(7,742)
Accumulated deficit	(84,373)	(80,305)

Total shareholders’ equity	(9,231)	(7,144)

Total liabilities and shareholders’ equity	$100,209	$101,275

The accompanying notes are an integral part of these financial statements.

TOM’S FOODS INC.

STATEMENTS OF OPERATIONS

FOR THE TWELVE AND TWENTY-FOUR WEEKS ENDED
JUNE 14, 2003 AND JUNE 15, 2002
(in thousands)

	Twelve Weeks Ended		Twenty-Four Weeks Ended

	June 14, 2003	June 15, 2002	June 14, 2003	June 15, 2002

	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Net sales	$46,579	$52,087	$93,318	$100,989
Cost of goods sold	(28,312)	(32,378	(58,488)	(63,663)

Gross profit	18,267	19,709	34,830	37,326
Expenses and other income:
Selling and administrative expenses	(16,333)	(16,307)	(33,626)	(32,395)
Amortization of intangible assets	(163)	(160)	(325)	(319)
Other operating income, net	163	73	345	200

Income from operations	1,934	3,315	1,224	4,812
Interest expense, net	(1,634)	(1,672)	(3,248)	(3,293)

Income (loss) before income taxes	300	1,643	(2,024)	1,519
Provision for income taxes	(31)	(34)	(62)	(68)

Net income (loss) before cumulative effect of a change in accounting principle	$269	$1,609	$(2,086)	$1,451

Cumulative effect of a change in accounting principle	0	0	0	(22,934)

Net income (loss)	$269	$1,609	$(2,086)	$(21,483)

The accompanying notes are an integral part of these financial statements.

TOM’S FOODS INC.

STATEMENTS OF CASH FLOWS

FOR THE TWENTY-FOUR WEEKS ENDED
JUNE 14, 2003 AND JUNE 15, 2002
(in thousands)

	Twenty-Four Weeks Ended

	June 14, 2003	June 15, 2002

	(unaudited)	(unaudited)
Cash flows from operating activities:
Net loss	$(2,086)	$(21,483)

Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation	3,946	4,064
Amortization of intangible assets	325	319
Amortization of deferred debt issuance cost	242	243
Cumulative effect of a change in accounting principle	0	22,934
Provision for income taxes	62	68
Loss on disposal of property, plant, and equipment	4	7
Changes in operating assets and liabilities:
Accounts and notes receivable, net	(168)	(4,240)
Inventories	(994)	(2,760)
Other assets	359	608
Accounts payable	(2,694)	464
Other liabilities	(2,755)	46
Accrued pension cost	330	(1,245)

Total adjustments	(1,343)	20,508

Net cash used in operating activities	(3,429)	(975)

Cash flows from investing activities:
Additions to property, plant, and equipment	(1,695)	(6,588)
Proceeds from disposal of property, plant, and equipment	19	8

Net cash used in investing activities	(1,676)	(6,580)

Cash flows from financing activities:
Net borrowing from working capital revolving facility	6,085	5,271
Return of industrial development revenue bond escrow deposit	0	354
Litigation escrow deposit	(1,563)	0
(Payments) borrowings of other long-term debt	(6)	76

Net cash provided by financing activities	4,516	5,701

Decrease in cash and short-term investments	(589)	(1,854)
Cash and short-term investments, beginning of period	1,856	2,933

Cash and short-term investments, end of period	$1,267	$1,079

Interest paid during the period	$3,577	$3,634
Income taxes paid during the period	$84	$93

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

Pension Plans

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

Hedging Transactions

The Company has limited involvement with derivative financial instruments and does not use them for speculative purposes. The Company enters into various futures contracts and futures options to reduce the impact of volatility in raw material prices. Effective December 31, 2000, the Company adopted the Financial Accounting Standards Board’s (“FASB”) Statement of Financial Accounting Standard (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” subsequently amended by SFAS No. 138, “Accounting for Certain Derivative Instruments.” SFAS No. 133 and SFAS No. 138 require the Company to recognize all derivative instruments as assets or liabilities and to measure those instruments at fair value. Changes in the derivative fair values are deferred and recorded as a component of accumulated other comprehensive income until the hedged transactions occur and are recognized in earnings. Any ineffective portion of a hedging derivative’s change in fair value is immediately recognized in earnings. The Company formally documents all relationships between hedging instruments and hedged items as well as its risk management objectives and strategies for undertaking the hedge transactions. The Company links all hedges to forecast transactions and assesses, both at the inception of the hedge and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in cash flows of hedged items. Adoption of these Statements did not have a significant impact on the Company’s financial position and operating results. At June 14, 2003, the Company had no open futures or options contracts.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

TWELVE-WEEKS ENDED JUNE 14, 2003
COMPARED TO TWELVE-WEEKS ENDED JUNE 15, 2002

Net sales for the second quarter ended June 14, 2003 were $46.6 million, compared to sales of $52.1 million for the corresponding period in 2002. The decrease continues to be from lower volume in non-Tom’s brand contract pack sales consistent with the first quarter of 2003. During this quarter the Company received notification, from a contract customer, of the discontinuation of one of its product lines, the volume of which had been declining thru the first quarter and was the primary reason for the first and second quarter sales shortfall compared to prior year. Additionally, another contract customer revised/rescheduled the sales projection for its products for the remainder of the year. While this revised sales projection is lower than the budgeted sales, the volume is expected to be greater than 2002 on these same products. The core branded business, including the Company owned distribution continues to exceed the sales budgets for the year.

Gross profit was $18.3 million in the second quarter of 2003 as compared to $19.7 million in the second quarter of 2002, due to lower margin/fixed cost coverage resulting from the decreased contract pack production, as noted above, as well as continued increased energy and commodity costs, which were noted in the first quarter.

For the second quarter 2003, selling and administrative expenses were flat to prior year at $16.3 for both quarters due to continued emphasis on cost control, in spite of substantial increases in company owned routes. There are no selling expenses associated with the contract sales. During 2002, the Company discontinued its postretirement medical benefit plan designed to bridge certain employees whom had taken an early retirement to Medicare eligibility. The non-cash accrued postretirement long-term liability, which had been previously expensed against operating income and had a balance of $1.7 million at December 29, 2001, was reversed with a corresponding non-cash credit to selling and administrative expense which was partially offset by the noted increase in Company owned route related costs and higher estimated expenses associated with the Company’s insurance and employee welfare programs.

Interest expense, net of interest income was $1.6 million in the second quarter of 2003 and 2002.

Net income for the twelve-week period ended June 14, 2003 was $269,000 compared to $1.6 million for the corresponding period in 2002, due to the factors discussed above.

The provision for income taxes was relatively flat at $31,000 in 2003 compared to $34,000 for 2002. The Company estimates that it will have no Federal tax obligation for the fiscal year due to loss carryforwards from prior years.

The Company’s operating income remained on budget through the first half of the year. The core branded business including the Company owned distribution continued to exceed the sales and operating income budgets for the year.

TWENTY-FOUR WEEKS ENDED JUNE 14, 2003
COMPARED TO TWENTY-FOUR WEEKS ENDED JUNE 15, 2002

Net sales for the first two quarters ended June 14, 2003 were $93.3 million, compared to sales of $101.0 million for the corresponding period in 2002. The sales decrease is attributable to a decrease in contract sales volume. During the second quarter the Company received notification, from a contract customer, of the discontinuation of one of its product lines, the volume of which had been declining thru the first quarter and was the primary reason for the first and second quarter sales shortfall compared to prior year. In addition, another contract customer revised/rescheduled the sales projection for its products for the remainder of the year. While the revised sales projection will be lower than the budgeted sales, the volume is expected to be greater than 2002, on these same products. The core branded business, including the Company owned distribution continues to exceed the sales budgets for the year.

Gross profit was $34.8 million in the first twenty-four weeks of 2003 as compared to $37.3 million in the corresponding period of 2002, due to lower margin/fixed cost coverage from the decreased contract pack production, as noted above, as well as continued increased energy and commodity costs, which were noted in the first quarter.

For the first twenty-four weeks of 2003, selling and administrative expenses increased to $33.6 million from $32.4 million in the same period of 2002, due primarily to an increase in the number of Company owned and operated distribution routes and one time costs associated with the increased distribution from new National Account customers. There are no selling expenses associated with contract sales.

Interest expense, net of interest income was $3.2 million in the first two quarters of 2003 and 2002.

Loss before cumulative effect of a change in accounting principle was $2.1 million for the first two quarters of 2003 compared to a net income of $1.5 million for the corresponding period in 2002, due to factors discussed above.

The provision for income taxes was relatively flat at $62,000 in 2003 compared to $68,000 for 2002. The Company estimates that it will have no Federal tax obligation for the fiscal year due to loss carryforwards from prior years.

In the first quarter of 2002, the Company completed its goodwill impairment testing indicating a non-cash goodwill impairment loss of $22.9 million recorded as a cumulative effect of accounting change and a reduction in goodwill. No such expense was incurred in 2003.

The net loss for the twenty-four week period ended June 14, 2003 was $2.1 million compared to a net loss of $21.5 million for the same period of 2002.

The Company’s operating income remained on budget during the second quarter of the year. The core branded business including the Company owned distribution continued to exceed the sales and operating income budgets for the year.

FINANCIAL CONDITION

Liquidity and Capital Resources

On October 14, 1997, the Company issued (the “Offering”) $60 million of its 10.5% Senior Secured Notes (the “Notes”) due November 1, 2004. The Notes are secured by a first lien on and security interest in all of the Company’s real properties, other than the Perry, FL and Knoxville, TN facilities and the Company’s equipment and intellectual property. The indenture governing the Notes has certain covenants including, without limitation, covenants limiting the incurrence of additional indebtedness, assets sales, investments, restricted payments and liens. The Company may redeem the Notes in whole or in part at a redemption price of 102.625% until October 31, 2003, and 100% thereafter, plus accrued interest through the date of redemption. In connection with the Offering, the Company incurred $3.5 million in fees and expenses which were capitalized and are being amortized over the seven year term of the Notes. As of June 14, 2003, the accumulated amortization of these costs equaled approximately $2.8 million. The Company is in the process of evaluating various alternatives to refinance the Notes prior to their maturity on November 1, 2004. Failure to refinance the Notes on similar terms would have a material adverse affect on the Company’s future cash flows and its ability to reinvest in the business at current levels or fund its working capital requirements.

On January 31, 2000, the Company entered into a revolving credit facility which terminates on January 31, 2004 providing for a $17,000,000 revolving loan facility and letter-of-credit accommodations. Under the loan agreement, the revolving loan is based on 85% of all eligible accounts receivables, plus 55% of the value of eligible inventory, plus 10% of packaging materials, all as defined. The interest rate for the new revolving facility is the prime rate of interest or, at the Company’s option, LIBOR plus 2.0%. The revolving credit agreement requires the Company to maintain certain financial ratios relating to fixed charge coverage, working capital, and minimum borrowing availability, as defined. The Company’s revolving loan facility is secured by a first lien on and security interest in the inventory and receivables of the Company and certain related Collateral. During 2003, the Company intends to generate sufficient cash flow to repay any borrowings under the credit facility outstanding at January 31, 2004 and to fund its working capital requirements through 2004. Effective June 20, 2003, the Company entered into an agreement to extend the revolving credit facility, with the same terms and conditions, until August 30, 2004.

The Company’s cash flow requirements are for working capital, capital expenditures and debt service. The Company has met its liquidity needs through internally generated funds and a revolving line of credit established in January 2000, which matures in August 2004.

As of June 14, 2003, the Company had an outstanding revolving loan balance of $6.1 million, letters of credit outstanding of $2.8 million, and $2.9 million of borrowing availability thereunder. The Company’s working capital position of $4.0 million as of June 14, 2003, increased by $1.4 million, compared to the working capital position of $2.6 million for the same period of 2002.

Net cash used in operating activities was $3.4 million for the twenty-four week period ended June 14, 2003, a variance of $2.4 million, versus $975,000 used during the same period in 2002.

Net cash used in investing activities was $1.7 million in the first two quarters of 2003 compared to $6.6 million in 2002.

Net cash provided by financing activities was $4.5 million the first two quarters of 2003 versus $5.7 million in the same period of 2002. Revolver borrowings were $6.1 million in the first two quarters of 2003 compared to $5.3 million in the same period of 2002. In connection with the appeal of a $1.2 million verdict against the Company in the Circuit Court of Alabama, the Company deposited $1.6 million in cash to secure a bond posted in order to stay the execution of the verdict pending such appeal, which is recorded as the litigation escrow deposit under financing activities.

New Accounting Pronouncements

In April 2002, the FASB issued SFAS No. 145 Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS No 145 addresses the treatment of debt extinguishment as an extraordinary item in the statement of operations. Adoption of this standard is required for fiscal years beginning after May 15, 2002. The adoption of SFAS No. 145 required a reclassification of the extraordinary item for debt extinguishment included in the company’s December 29, 2001 financial statements to be reclassified to operating income (loss).

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

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN 46”), an Interpretation of ARB No. 51. FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. The Company does not expect FIN 46 to have a material impact on the Company’s financial position or results of operations.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments With Characteristics of Both Liabilities and Equity. The statement establishes standards for how an issuer classifies and measures certain financial instruments with both characteristics of liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Adoption of this standard is required for existing or new contracts for fiscal years beginning after December 15, 2003.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Raw materials used by the Company are subject to price volatility caused by weather, government farm programs, global supply and demand, and other unpredictable factors. To manage potential volatility in raw material prices, the Company from time to time enters into commodity future and option contracts, which are less than one year in duration. The Company’s Board-approved policy is to use such commodity derivative financial instruments only to the extent necessary to manage these raw material price exposures. The Company does not use these financial instruments for speculative purposes. These commodity instruments are marketable exchange traded contracts designated as hedges, and the changes in the market value of such contracts have a high correlation to the price changes of the hedged commodity. As of June 14,

2003, the Company had no open futures or options contracts in wheat, soybean oil, corn, diesel, or natural gas.

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

The Company’s $60 million senior secured credit facility matures on November 1, 2004. In spite of continued financial improvement since the Company issued its senior notes in October 1997, there can be no assurance given current credit market conditions that the Company will be able to renew its senior credit facility on terms or at rates as favorable as those set to expire in 2004. While the facility expiration is more than 15 months away, failure to renew on similar terms could hinder the Company’s future cash flows and its ability to reinvest in the business at current levels or fund its working capital requirements.

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

Part II. OTHER INFORMATION

Item 6.     Exhibits and Reports on Form 8-K.

(a) Exhibits.

Exhibit 99.1 — Section 906 certification

(b) Reports on Form 8-K.

                          There were no reports on Form 8-K filed by the Registrant during the quarter ended June 14, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, each Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TOM’S FOODS INC

By /s/ Rolland G. Divin Rolland G. Divin President, Chief Executive Officer, and Director (Principal Executive Officer)

Date: July 29, 2003

By /s/ Sharon M. Sanders Sharon M. Sanders Acting Chief Financial Officer

Date: July 29, 2003

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

Date: July 29, 2003

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

Date: July 29, 2003

/s/ Sharon M. Sanders Sharon M. Sanders Acting Chief Financial Officer