Form 10-Q
period 2003-09-06
TOMS FOODS INC
filed 2003-10-21
CIK 1048339

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarter (twelve-weeks) ended September 6, 2003

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

TOM’S FOODS INC.

QUARTERLY REPORT ON FORM 10-Q
FOR THE TWELVE-WEEKS
ENDED SEPTEMBER 6, 2003

Page

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements:
Condensed Balance Sheets as of September 6, 2003 (unaudited) and December 28, 2002	3
Condensed Statements of Operations for the twelve and thirty-six weeks ended September 6, 2003 and September 7, 2002 (unaudited)	4
Condensed Statements of Cash Flows for the thirty-six weeks ended September 6, 2003 and September 7, 2002 (unaudited)	5
Notes to Condensed Financial Statements	6
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	9
Item 3. Quantitative and Qualitative Disclosures About Market Risk	12
Item 4. Controls and Procedures	13
PART II. OTHER INFORMATION
Item 6. Exhibits and Reports on Form 8-K	13

TOM’S FOODS INC.
CONDENSED BALANCE SHEETS
SEPTEMBER 6, 2003 AND DECEMBER 28, 2002
(in thousands except share data)

	September 6, 2003	December 28, 2002

ASSETS	(unaudited)
Current Assets:
Cash and cash equivalents	$1,790	$1,856
Accounts and notes receivable, net of allowance for uncollectible of	13,675	11,746
$1,244 and $1,687 at Sept. 6, 2003 and December 28, 2002, respectively
Inventories:
Raw materials	3,009	2,489
Packaging materials	1,877	2,672
Finished goods and work in progress	5,415	5,910
Other current assets	3,143	3,032

Total current assets	28,909	27,705

Property, plant, and equipment:
Land and land improvements	5,911	5,908
Buildings	18,363	18,273
Machinery, equipment and vehicles	60,661	59,042
Vending and other distribution equipment	12,925	12,953
Furniture and fixtures	17,310	16,510
Construction in progress	8,190	8,205

Total property, plant, and equipment	123,360	120,891
Accumulated depreciation	(74,547)	(69,166)

Net property, plant, and equipment	48,813	51,725

Noncurrent accounts and notes receivable, net	256	273
Litigation Escrow Deposit	1,563	0
Deferred financing costs, net	554	919
Intangible assets, net	19,587	20,009
Goodwill	760	644

Total assets	$100,442	$101,275

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Revolving debt	$5,689	$—
Accounts payable	8,795	11,751
Accrued liabilities	9,636	11,166
Current portion of other debt obligations	318	239

Total current liabilities	24,438	23,156

Long-term debt:
Senior secured notes	60,000	60,000
Other debt obligations	313	431

Total long-term debt	60,313	60,431

Other long-term obligations	37	37
Accrued pension cost	15,276	14,795

Total liabilities	100,064	98,419

Exchangeable portion of Preferred Stock, $.01 par value, Class A, 7,000 shares authorized, 7,000 shares issued and outstanding at September 6, 2003 and December 28, 2002	10,000	10,000
Shareholders’ Equity:
Common stock, $0.01 par value; 10,000 shares authorized, 5,000 shares issued and outstanding at September 6, 2003 and December 28, 2002	0	0
Nonexchangeable portion of Preferred Stock, $.01 par value, Class A, 7,000 shares authorized, 7,000 shares issued and outstanding at September 6, 2003 and December 28, 2002	2,731	1,922
Preferred Stock, $.01 par value, Class B, 21,737 shares authorized, 21,737 shares issued and outstanding at September 6, 2003 and December 28, 2002	37,415	35,256
Additional paid-in capital	43,725	43,725
Accumulated other comprehensive loss	(7,742)	(7,742)
Accumulated deficit	(85,751)	(80,305)

Total shareholders’ equity	(9,622)	(7,144)

Total liabilities and shareholders’ equity	$100,442	$101,275

     See notes to interim condensed financial statements

TOM’S FOODS INC.
CONDENSED STATEMENTS OF OPERATIONS FOR THE TWELVE AND
THIRTY-SIX WEEKS ENDED
SEPTEMBER 6, 2003 AND SEPTEMBER 7, 2002
(in thousands)

	Twelve Weeks Ended		Thirty-Six Weeks Ended

	Sept. 6, 2003	Sept. 7, 2002	Sept. 6, 2003	Sept. 7, 2002

	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Net sales	$44,330	$47,288	$137,648	$148,277
Cost of goods sold	(27,131)	(30,452)	(85,619)	(94,115)

Gross profit	17,199	16,836	52,029	54,162
Expenses and other income:
Selling and administrative expenses	(16,024)	(14,864)	(49,650)	(47,259)
Amortization of intangible assets	(164)	(159)	(489)	(478)
Other operating income, net	278	69	623	269

Income from operations	1,289	1,882	2,513	6,694
Interest expense, net	(1,649)	(1,705)	(4,897	(4,998)

Income (loss) before income taxes	(360)	177	(2,384)	1,696
Provision for income taxes	(31)	(35)	(93)	(103)

Net income (loss) before cumulative effect of a change in accounting principle	$(391)	$142	$(2,477)	$1,593

Cumulative effect of a change in accounting principle	0	0	0	(22,934)

Net income (loss)	$(391)	$142	$(2,477)	$(21,341)

     See notes to interim condensed financial statements

TOM’S FOODS INC.
CONDENSED STATEMENTS OF CASH FLOWS
FOR THE THIRTY-SIX WEEKS ENDED
SEPTEMBER 6, 2003 AND SEPTEMBER 7, 2002
(in thousands)

	Thirty-Six Weeks Ended

	Sept. 6, 2003	Sept. 7, 2002

	(unaudited)	(unaudited)
Cash flows from operating activities:
Net loss	$(2,477)	$(21,341)

Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation	5,620	6,160
Amortization of intangible assets	489	478
Amortization of deferred debt issuance cost	364	364
Cumulative effect of a change in accounting principle	0	22,934
Provision for income taxes	93	103
Loss on disposal of property, plant, and equipment	(3)	8
Changes in operating assets and liabilities:
Accounts and notes receivable, net	(1,917)	(3,758)
Inventories	771	(939)
Other assets	(111)	(677)
Accounts payable	(2,955)	(1,355)
Other liabilities	(1,623)	1,466
Accrued pension cost	482	(1,611)

Total adjustments	1,210	23,173

Net cash (used in) provided by operating activities	(1,267)	1,832

Cash flows from investing activities:
Additions to property, plant, and equipment	(2,915)	(7,875)
Proceeds from disposal of property, plant, and equipment	30	21

Net cash used in investing activities	(2,885)	(7,854)

Cash flows from financing activities:
Net borrowing from working capital revolving facility	5,689	3,908
Return of industrial development revenue bond escrow deposit	0	354
Litigation escrow deposit	(1,563)	0
(Payments) borrowings of other long-term debt	(40)	80

Net cash provided by financing activities	4,086	4,342

Decrease in cash and short-term investments	(66)	(1,680)
Cash and short-term investments, beginning of period	1,856	2,933

Cash and short-term investments, end of period	$1,790	$1,253

Interest paid during the period	$3,829	$3,920
Income taxes paid during the period	$88	$99

TOM’S FOODS INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS

Item 1. FINANCIAL STATEMENTS

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

Hedging Transactions

The Company has limited involvement with derivative financial instruments and does not use them for speculative purposes. The Company enters into various futures contracts and futures options to reduce the impact of volatility in raw material prices. Effective December 31, 2000, the Company adopted the Financial Accounting Standards Board’s (“FASB”) Statement of Financial Accounting Standard (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” subsequently amended by SFAS No. 138, “Accounting for Certain Derivative Instruments.” SFAS No. 133 and SFAS No. 138 require the Company to recognize all derivative instruments as assets or liabilities and to measure those instruments at fair value. Changes in the derivative fair values are deferred and recorded as a component of accumulated other comprehensive income until the hedged transactions occur and are recognized in earnings. Any ineffective portion of a hedging derivative’s change in fair value is immediately recognized in earnings. The Company formally documents all relationships between hedging instruments and hedged items as well as its risk management objectives and strategies for undertaking the hedge transactions. The Company links all hedges to forecast transactions and assesses, both at the inception of the hedge and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in cash flows of hedged items. Adoption of these Statements did not have a significant impact on the Company’s financial position and operating results. At September 6, 2003, the Company had no open futures or options contracts.

Statement of Financial Accounting Standards No. 150

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments With Characteristics of Both Liabilities and Equity. The statement establishes standards for how an issuer classifies and measures certain financial instruments with both characteristics of liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Adoption of this standard is required for existing or new contracts for fiscal years beginning after December 15, 2003. The Company’s Class A preferred stock may be exchanged, at the Company’s option, for an equal amount of senior debt if the Company meets certain financial targets, as defined. As the Class A preferred stock is only redeemable upon the Company meeting certain financials targets, which have not been met as of September 6, 2003, and is redeemable at the option of the Company, no reclassification of the Class A preferred stock is required under SFAS No. 150.

Revolving Credit Facility

Revolver borrowings were $5.7 million in the first three quarters of 2003 compared to $3.9 million in the same period of 2002. In connection with the appeal of a $1.2 million verdict against the Company in the Circuit Court of Alabama, the Company deposited $1.6 million in cash to secure a bond posted in order to stay the execution of the verdict pending such appeal, which is recorded as the litigation escrow deposit under financing activities.

Goodwill and Intangible Assets

The useful lives of amortizable intangible assets are evaluated periodically, and subsequent to impairment reviews, to determine whether revision is warranted. If cash flows related to a nonamortizable intangible are not expected to continue beyond the foreseeable future, a useful life would be assigned.

Upon adoption of SFAS No. 141, the Company reclassified certain intangible assets previously allocated to assembled staff into goodwill, and ceased amortization related to these intangibles. A summary of the changes to goodwill for the periods ended December 28, 2002 and September 6, 2003 is presented below (in thousands):

		Accumulated	Carrying
	Goodwill	Amortization	Value

Balance at December 28, 2002	$644	$—	$644
Add: Goodwill Acquired		116	116
Balance at September 6, 2003	$760	$—	$760

Other intangible assets are subject to amortization with useful lives ranging up to 35 years. Intangible assets with indefinite lives are not amortized. The Company has reviewed the carrying value of these assets under the guidance of SFAS No. 144 and determined there was no impairment related to these balances. Intangible assets at December 28, 2002 and September 6, 2003 consist of the following (in thousands):

		Accumulated	Carrying
Balance December 28, 2002	Total	Amortization	Value

Trademark	$4,803	$(1,121)	$3,682
Distribution System	22,432	(6,673)	15,759
Distribution System,intangible asset acquired	379	(8)	371
Unamortized prior service cost	197		197

	$27,811	$(7,802)	$20,009

		Accumulated	Carrying
Balance September 6, 2003	Total	Amortization	Value

Trademark	$4,803	$(1,121)	$3,682
Distribution System	22,432	(7,151)	15,281
Distribution System,intangible asset acquired	446	(19)	427
Unamortized prior service cost	197		197

	$27,878	$(8,291)	$19,587

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

TWELVE-WEEKS ENDED SEPTEMBER 6, 2003
COMPARED TO TWELVE-WEEKS ENDED SEPTEMBER 7, 2002

Net sales for the third quarter ended September 6, 2003 were $44.3 million, compared to sales of $47.3 million for the corresponding period in 2002. The decrease continues to be from lower volume in third party contract pack sales consistent with the first and second quarters of 2003.

Gross profit was $17.2 million in the third quarter of 2003 as compared to $16.8 million in the third quarter of 2002, with Tom’s branded sales margins increasing by $805,000 versus prior year and lower margins of $463,000, resulting from the decreased contract pack production, as noted above versus last year.

For the third quarter of 2003, selling and administrative expenses were $16.0 million compared to $14.9 million for the third quarter in 2002 due primarily to an increase in the number of Company owned and operated distribution routes, which is consistent with the Company’s strategic plan.

Interest expense, net of interest income was $1.6 million in the third quarter of 2003 and $1.7 million for the third quarter of 2002.

The provision for income taxes was relatively flat at $31,000 in 2003 compared to $35,000 for 2002. The Company estimates that it will have no Federal tax obligation for the fiscal year due to loss carryforwards from prior years.

Net loss for the twelve-week period ended September 6, 2003 was $391,000 compared to a net income of $142,000 for the corresponding period in 2002, due to the factors discussed above.

THIRTY-SIX WEEKS ENDED SEPTEMBER 6, 2003
COMPARED TO THIRTY-SIX WEEKS ENDED SEPTMEBER 7, 2002

Net sales for the three quarters ended September 6, 2003 were $137.6 million, compared to sales of $148.3 million for the corresponding period in 2002. The sales decrease is totally attributable to a decrease in third party contract sales volume. During the second quarter the Company received notification, from a contract customer, of the discontinuation of one of its product lines, the volume of which had been declining through the first quarter and was the primary reason for the first and second quarter sales shortfall compared to prior year. In addition, another contract customer revised/rescheduled the sales projection for its products for the remainder of the year. While the revised sales projection will be lower than the budgeted sales, the volume is expected to be greater than 2002, on these same products.

Gross profit was $52.0 million, or 37.8%, in the first thirty-six weeks of 2003 as compared to $54.2 million, or 36.5%, in the corresponding period of 2002, due to lower margin/fixed cost coverage from the decreased contract pack production, as noted above, which is partially offset by an increase in Tom’s branded volume/margins, as well as continued increased energy and commodity costs, as noted in the first and second quarter filings.

For the first thirty-six weeks of 2003, selling and administrative expenses increased to $49.7 million from $47.3 million in the same period of 2002, due primarily to an increase in the number of Company owned and operated distribution routes and one time costs associated with the increased distribution from new National Account customers. During 2002, the Company discontinued its postretirement medical benefit plan designed to bridge certain employees whom had taken an early retirement to Medicare eligibility. The non-cash accrued postretirement long-term liability, which had been previously expensed against operating income and had a balance of $1.7 million at December 29, 2001, was reversed with a corresponding non-cash credit to selling and administrative expense which was partially offset by the noted increase in Company owned route related costs and higher estimated expenses associated with the Company’s insurance and employee welfare programs.

Interest expense, net of interest income was $4.9 million in the three quarters of 2003 compared to $5.0 million in the corresponding period in 2002.

The provision for income taxes was $93,000 in 2003 compared to $103,000 for 2002. The Company estimates that it will have no Federal tax obligation for the fiscal year due to loss carryforwards from prior years.

Loss before cumulative effect of a change in accounting principle was $2.5 million for the three quarters of 2003 compared to a net income of $1.6 million for the corresponding period in 2002, due entirely to the lost volume from the third party contract sales customers.

In the first quarter of 2002, the Company completed its goodwill impairment testing indicating a non-cash goodwill impairment loss of $22.9 million recorded as a cumulative effect of accounting change and a reduction in goodwill. During 2003, the Company conducted its goodwill impairment testing and determined no impairment was necessary.

The net loss for the thirty-six week period ended September 6, 2003 was $2.5 million compared to a net loss of $21.3 million for the same period of 2002.

FINANCIAL CONDITION

Liquidity and Capital Resources

On October 14, 1997, the Company issued (the “Offering”) $60 million of its 10.5% Senior Secured Notes (the “Notes”) due November 1, 2004. The Notes are secured by a first lien on and security interest in all of the Company’s real properties, other than the Perry, FL and Knoxville, TN facilities and the Company’s equipment and intellectual property. The indenture governing the Notes has certain covenants including, without limitation, covenants limiting the incurrence of additional indebtedness, assets sales, investments, restricted payments and liens. The Company may redeem the Notes in whole or in part at a redemption price of 102.625% until October 31, 2003, and 100% thereafter, plus accrued interest through the date of redemption. In connection with the Offering, the Company incurred $3.5 million in fees and expenses which were capitalized and are being amortized over the seven year term of the Notes. As of September 6, 2003, the accumulated amortization of these costs equaled approximately $3.0 million. The Company is in the process of evaluating various alternatives to refinance the Notes prior to their maturity on November 1, 2004. Failure to refinance the Notes on similar terms would have a material adverse affect on the Company’s future cash flows and its ability to reinvest in the business at current levels or fund its working capital requirements.

On January 31, 2000, the Company entered into a revolving credit facility which terminates on August 30, 2004 providing for a $17,000,000 revolving loan facility and letter-of-credit accommodations. Under the loan agreement, the revolving loan is based on 85% of all eligible accounts receivables, plus 55% of the value of eligible inventory, plus 10% of packaging materials, all as defined. The interest rate for the new revolving facility is the prime rate of interest or, at the Company’s option, LIBOR plus 2.0%. The average effective interest rate on the Company’s line of credit for the three quarters ended September 6, 2003 and September 7, 2002 was 4.2% and 4.8% for each year, respectively. The revolving credit agreement requires the Company to maintain certain financial ratios relating to fixed charge coverage, working capital, and minimum borrowing availability, as defined. The Company’s revolving loan facility is secured by a first lien on and security interest in the inventory and receivables of the Company and certain related Collateral.

The Company’s cash flow requirements are for working capital, capital expenditures and debt service. The Company has met its liquidity needs through internally generated funds and a revolving line of credit established in January 2000, which matures in August 2004.

As of September 6, 2003, the Company had an outstanding revolving loan balance of $5.7 million, letters of credit outstanding of $2.8 million, $4.2 million of borrowing availability and a working capital position of $4.5 million.

Net cash used in operating activities was $1.3 million for the thirty-six week period ended September 6, 2003, a variance of $3.0 million, versus $1.8 million provided by operations during the same period in 2002, mainly attributable to the reduction in revenue associated with the contract sales volume.

Net cash used in investing activities was $2.9 million in the first three quarters of 2003 compared to $7.9 million in 2002.

Net cash provided by financing activities was $4.1 million the first three quarters of 2003 versus $4.3 million in the same period of 2002. Revolver borrowings were $5.7 million in the first three quarters of 2003 compared to $3.9 million in the same period of 2002. In connection with the appeal of a $1.2 million verdict against the Company in the Circuit Court of Alabama, the Company deposited $1.6 million in cash to secure a bond posted in order to stay the execution of the verdict pending such appeal, which is recorded as the litigation escrow deposit under financing activities.

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

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN 46”), an Interpretation of ARB No. 51. FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after December 15, 2003. The Company does not expect FIN 46 to have a material impact on the Company’s financial position or results of operations.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments With Characteristics of Both Liabilities and Equity. The statement establishes standards for how an issuer classifies and measures certain financial instruments with both characteristics of liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Adoption of this standard is required for existing or new contracts for fiscal years beginning after December 15, 2003. The Company’s Class A preferred stock may be exchanged, at the Company’s option, for an equal amount of senior debt if the Company meets certain financial targets, as defined. As the Class A preferred stock is only redeemable upon the Company meeting certain financials targets, which have not been met as of September 6, 2003, and is redeemable at the option of the Company, no reclassification of the Class A preferred stock is required under SFAS No. 150.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Raw materials used by the Company are subject to price volatility caused by weather, government farm programs, global supply and demand, and other unpredictable factors. To manage potential volatility in raw material prices, the Company from time to time enters into commodity future and option contracts, which are less than one year in duration. The Company’s Board-approved policy is to use such commodity derivative financial instruments only to the extent necessary to manage these raw material price exposures. The Company does not use these financial instruments for speculative purposes. These commodity instruments are marketable exchange traded contracts designated as hedges, and the changes in the market value of such contracts have a high correlation to the price changes of the hedged commodity. As of September 6, 2003, the Company had no open futures or options contracts in wheat, soybean oil, corn, diesel, or natural gas.

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

The Company’s $60 million senior secured credit facility matures on November 1, 2004. In spite of continued financial improvement since the Company issued its senior notes in October 1997, there can be no assurance given current credit market conditions that the Company will be able to renew its senior credit facility on terms or at rates as favorable as those set to expire in 2004. While the facility expiration is 12 months away, failure to renew on similar terms could hinder the Company’s future cash flows and its ability to reinvest in the business at current levels or fund its working capital requirements.

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

Exhibit 31.1 — Section 302 Certification of the CEO

Exhibit 31.2 — Section 302 Certification of the CFO

Exhibit 32.1 — Section 906 Certification of the CEO

Exhibit 32.2 — Section 906 Certification of the CFO

(b)	Reports on Form 8-K.

     There were no reports on Form 8-K filed by the Registrant during the quarter ended September 6, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, each Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TOM’S FOODS INC.

By /s/ Rolland G. Divin Rolland G. Divin President, Chief Executive Officer, and Director (Principal Executive Officer)

Date: October 21, 2003

By /s/ Sharon M. Sanders Sharon M. Sanders Acting Chief Financial Officer

Date: October 21, 2003