Form 10-K
period 2004-01-03
TOMS FOODS INC
filed 2004-04-12
CIK 1048339

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13
or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)
☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended	January 3, 2004

-or-

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from	to

Commission file Number

Tom’s Foods Inc.

(Exact name of registrant as specified in its charter)

Delaware	58-1516963

(State or other jurisdiction of	(I.R.S. Employer Identification
incorporation or organization)	Number)

900 8th Street, Columbus, Georgia	31902

(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code	(706) 323-2721

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 125 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑Yes ☐No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). ☐Yes ☑No

PART I

Item 1. BUSINESS

     Tom’s Foods is a multi regional snack food manufacturing and distribution company, incorporated in the state of Delaware. The Company has manufactured and sold snack food products since 1925 under the widely recognized “Tom’s” brand name, as well as other names. The Company’s distribution network serves a variety of customers, including independent retailers, vending machines, retail supermarket chains, convenience stores, mass merchandisers, food service companies and military bases.

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

Distribution Network

     The Company’s products are primarily marketed through its network of independent resellers and Company owned routes: (i) to retail outlets through a direct store delivery system, and (ii) directly to the public through vending machines. The Company ships freshly-made merchandise directly to its distribution network, which, in turn, delivers products to retail outlets and vending machines.

Contract Sales and Direct Sales

     The Company also manufactures products for other food companies and retail customers under contract packaging agreements.

Competition

     The snack food industry is highly competitive. The Company competes on the basis of overall customer satisfaction which includes price, flavor, freshness and quality. The Company’s major competitor is Frito-Lay which the Company views as a “full-line” snack food competitor in the salty snack segment. The Company defines a “full-line” participant as a snack food company which has products in all the Company’s major snack categories, including nuts, candy, sandwich crackers, baked goods, potato chips, corn/tortilla chips and extruded snacks, such as cheese puffs. Other industry participants have smaller geographic footprints such as Lance Inc., Golden Flake Snack Foods Inc., Wise Potato Chip Co. and Nabisco maintain a presence in some of the markets served by the Company in a limited number of these product categories, such as chips or baked goods.

Sources and Availability of Raw Materials

     The principal raw materials used in the production of the Company’s snack food products are: natural gas: packaging materials; potatoes, nuts, flour, corn, vegetable oils, and other milled or refined agriculture products. These raw materials are generally available in adequate quantities in the open market. In most cases, there are readily available alternative suppliers for these raw materials.

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

     Pursuant to independent reseller agreements, independent resellers are granted a non-exclusive license to use certain of the Company Marks. Such independent reseller agreements otherwise provide that independent resellers shall make no use of the Company Marks, nor engage in any program or activity, which makes use of or contains any reference to the Company, its products or the Company Marks, except with written consent of the Company.

     The Company has and will continue to maintain and vigorously defend its intellectual property rights, including policing its trademark rights by pursuing trademark infringers.

Employees

     As of January 3, 2004, the Company has approximately 1,583 full time employees. None of the Company employees are subject to collective bargaining agreements. The Company considers its employee relations to be good.

Item 2. PROPERTIES

     The Company owns and operates seven plants in five states. Sandwich crackers, baked goods, nuts and candy products are produced in three plants located in Columbus, Georgia, which is also the location of the Company’s headquarters (the aggregate area of the Columbus facilities is approximately 580,000 square feet). Chip products are manufactured in four plants located in Fresno, California (47,000 square feet); Perry, Florida (111,000 square feet); Knoxville, Tennessee (116,000 square feet); and Corsicana, Texas (84,000 square feet). The key markets in the southeastern and southwestern United States are served by the Perry, Florida, Columbus, Georgia, Knoxville, Tennessee and Corsicana, Texas plants. The Fresno, California plant primarily services Arizona, California and Nevada and to a lesser extent Oregon and Washington. All of the Company’s facilities have additional capacity, some of which is used to package products on a contract basis for other companies. The Company also leases certain properties in connection with its field sales activities and Company owned distribution routes.

Item 3. LEGAL PROCEEDINGS

     The Company is subject to litigation from time to time in the ordinary course of business. Although the amount of any liability with respect to any such litigation cannot be determined, in the opinion of management, such liability is not expected to have a material adverse effect on the Company’s financial condition or results of operations.

     The Company is the defendant in a lawsuit filed in the Circuit Court in Alabama. The lawsuit alleged that the Company had interfered with the plaintiff’s purchase of vending machines from a former independent reseller of the Company and with plaintiff’s relations with its customers. On October 24, 2002, a jury returned a verdict in favor of the plaintiff, which, following post-trial motions, was reduced to $1,250,000 in total damages. In connection with the appeal of a $1.2 million verdict against the Company in the Circuit Court of Alabama, the Company deposited $1.6 million in cash to secure a bond posted in order to stay the execution of the verdict pending such appeal, which is recorded as the litigation escrow deposit under financing activities. The Company believes the verdict is without factual basis and is contrary to the applicable law and plans to appeal the verdict to the Alabama Supreme Court.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

PART II

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Not applicable.

Item 6. SELECTED FINANCIAL DATA

     Set forth below are selected historical financial data for the Company as of and for the fiscal years 2003, 2002, 2001, 2000 and 1999. The selected historical financial information for the Company as of and for the years ended January 3, 2004 and December 28, 2002 were derived from the financial statements for the Company that were audited by Deloitte & Touche LLP, independent auditors. The financial information as of and for the fiscal years ended 2001, 2000 and 1999 were derived from the Company’s financial statements that were audited by Arthur Andersen LLP (that have ceased operations), but have been revised to reflect the change in reporting of certain sales incentives as a reduction of revenue, rather than as a selling and administrative expense. The revision resulted in a reduction of revenue of $9.8 million, $8.5 million, $8.7 million, $9.0 million, and $8.3 million for the fiscal years 2003, 2002, 2001, 2000, and 1999, respectively. The selected historical financial information set forth below should be read in conjunction with the financial statements of the Company and the notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included below.

TOM’S FOODS INC.
HISTORICAL FINANCIAL DATA

	Fiscal Year Ended
(dollars in thousands)	Jan. 3, 2004	Dec. 28, 2002	Dec. 29, 2001		Dec. 30, 2000		Jan. 1, 2000
			(revised)		(revised)		(revised)
Income Statement Data:
Net sales	$195,726	$209,242	$201,759		$192,129		$195,302
Costs of goods sold	(121,006)	(132,472)	(127,274)		(121,086)		(124,632)

Gross profit	74,720	76,770	74,485		71,043		70,670
Expenses and other income:
Selling and administrative expenses	(71,023)	(67,622)	(66,081)		(64,255)		(64,122)
Amortization of goodwill and intangible assets	(707)	(700)	(1,727)		(1,714)		(1,678)
Other operating income, net	927	895	727		1,286		828
Early extinguishment of debt	0	0	(117	) (a)	0		0
Restructuring and other charges	0	0	(864	) (b)	(419	) (c)	0

	(70,803)	(67,427)	(68,062)		(65,102)		(64,972)

Income from operations	3,917	9,343	6,423		5,941		5,698
Interest expense, net	(7,063)	(7,163)	(7,615)		(8,381)		(8,317)
Income (loss) before income taxes and cumulative effect of a change in accounting principle	(3,146)	2,180	(1,192)		(2,440)		(2,619)
Provision for income taxes	(135)	(124)	(153)		(141)		(134)

Income(loss) before cumulative effect of a change in accounting principle	(3,281)	2,056	(1,345)		(2,581)		(2,753)
Cumulative effect of a change in accounting principle	0	(22,934)	0		0		0

Net loss	$(3,281)	$(20,878)	$(1,345)		$(2,581)		$(2,753)

Other Data:
Operating cash flow	$5,430	$12,014	$10,324		$8,664		$9,708
Investing cash flow	(4,159)	(10,345)	(8,240)		(7,147)		(7,260)
Financing cash flow	(1,683)	(2,746)	(4,763)		(1,296)		(144)
EBITDA (d)	12,413	19,036	16,642		15,389		14,455
Cash interest expense (e)	7,311	7,345	7,284		7,320		7,460
Depreciation and amortization	9,022	10,219	10,628		9,948		9,257
Capital expenditures	4,231	10,391	8,344		7,031		7,523
Ratio of earnings to fixed charges (f)	0.65	1.25	0.87		0.75		0.73
Balance Sheet Data (As of End of Period):
Working capital	$(54,992)	$4,549	$6,413		$12,348		$12,630
Total assets	93,520	101,275	122,728		130,824		134,080
Total debt	60,635	60,670	60,706		69,926		70,597
Class A preferred stock	10,000	10,000	10,000		9,761		8,811
Total shareholders’ equity (deficit)	(10,225)	(7,144)	21,487		22,821		25,402

Footnotes on following page.

     Footnotes from previous page.

(a)	In 2001, the Company recorded a charge of $117,000 for the early retirement of $9.0 million of its outstanding Industrial Revenue Bonds.

(b)	In 2001, the Company recorded a restructuring and other charge of $864,000 for certain restructuring and other expenses primarily associated with severance related benefits. See the “Restructuring and Other charges” section under Item 7.

(c)	In 2000, the Company recorded a restructuring and other charge of $419,000 for an unsuccessful acquisition attempt.

(d)	Earnings before interest, taxes, depreciation and amortization (“EBITDA”) represents the sum of income (loss) before income taxes plus interest expense, depreciation and amortization less amortization of deferred financing costs included in interest expense. The Company due to its debt structure uses EBITDA and operating cash flow as a measure of its ability to incur and service debt, to undertake capital expenditures, and to meet working capital requirements. However, EBITDA is not a measure of financial performance under generally accepted accounting principles (“GAAP”) and should not be considered an alternative either to net income as an indicator of the Company’s operating performance or as an indicator of the Company’s liquidity.

(e)	Cash interest expense is net interest expense less amounts not paid in cash for the period indicated including interest accrued on Class A preferred stock of $239,000 for fiscal 2001, $950,000 for fiscal 2000, $900,000 for fiscal 1999. There was no such expense in the fiscal years 2002 and 2003.

(f)	For the purpose of computing the ratio of earnings to fixed charges, “earnings” consists of operating income (loss) before income taxes, extraordinary loss, and cumulative effect of accounting change plus fixed charges, and “fixed charges” consists of net interest expense and the portion of rental expense deemed representative of the interest factor of $1.8 million in 2003, $1.7 million in 2002, $1.5 million in 2001, $1.3 million in 2000 and $1.2 million in 1999. (See Exhibit 12).

     A reconciliation of Net loss to EBITDA is as follows:

	Fiscal Year Ended
(dollars in thousands)	Jan. 3, 2004	Dec. 28, 2002	Dec. 29, 2001	Dec. 30, 2000	Jan. 1, 2000

Net loss	$(3,281)	$(20,878)	$(1,345)	$(2,581)	$(2,753)
Interest (excluding amortization of deferred financing costs)	6,537	6,637	7,089	7,881	7,817
Taxes	135	124	153	141	134
Depreciation and amortization	9,022	10,219	10,628	9,948	9,257
Early extinguishment of debt	0	0	117	0	0
Cumulative effect of a change in accounting principle	0	22,934	0	0	0

EBITDA	$12,413	$19,036	$16,642	$15,389	$14,455

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Executive Summary

     In 2003, the Company continued to pursue its strategic plan of:

a)	Focusing on manufacturing and distributing a wide product line of snack foods and baked goods to convenience store, grocery, mass merchandiser and vending channels;

b)	Expanding and investing in its company owned direct store door delivery and vending network; and

c)	Assisting the Company’s independent retail and vend resellers in becoming more effective at meeting customer product, merchandising and service requirements.

     For the Company as a whole, net sales in fiscal 2003 were $195.7 million and declined by approximately $13.5 million from 2002 levels of $209.2 million. EBITDA declined from approximately $19.0 million (a high since at least 1993) achieved in fiscal 2002 to $12.4 million in fiscal 2003 a decline of $6.6 million. Income from Operations declined by $5.4 million to $3.9 million in 2003 compared to $9.3 million (also a high since at least 1993) in 2002. The declines in net sales and earnings were a direct result of $16.2 million in reduced co-pack volume from a prior year level of approximately $48.5 million due to co-pack customer product line eliminations and their weaker than anticipated overall sales offset in part by increases in Tom’s direct store delivery net sales through its independent resellers and company owned route structure of approximately $2.8 million. The reduced co-pack volume had an approximately $6.4 million negative impact on EBITDA and income from operations versus prior year. Earnings were also negatively impacted by further expanding and investing into the Company route initiative which as noted above and discussed in earlier filings is a key aspect of the Company’s strategic plan. Nevertheless, as sales through this initiative grew expenses as a percent of sales continued to decline by 5.2% of net D.S.D. sales through these company owned routes. Earnings were also negatively impacted by increased energy, commodity and packaging prices. Also included in the fiscal 2003 EBITDA and earnings were one-time charges totaling $1.7 million.

     Fiscal 2003 operating cash flow after interest expense was $5.4 million as compared to fiscal 2002 operating cash flow of $12.0 million (a high since at least 1993). This reduction was in large part a result of reduced co-pack sales discussed above. Also included in the fiscal 2003 operating cash flow were one-time charges totaling $1.3 million.

     Additional factors of note relative to fiscal 2003 versus fiscal 2002 were:

•	Administrative and marketing expenses as a percent of net sales continued to decline and were 0.2 percent of net sales lower

•	Selling expense as a percent of net sales increased by 0.6 percentage points due to a further shift in sales to the Company route initiative

•	Gross profit as a percent of net sales increased by 1.5 percent due to improved mix, pricing actions and efficiencies in spite of unprecedented higher prices of energy, major commodities and packaging

•	Risk management practices continued to be effective affording the Company an overall lower third of available opportunity commodity market range cost structure in spite of unprecedented increases in market values for these commodities

•	Overall raw material, packaging, labor and overhead expenses were at or slightly lower than prior year and when adjusted for the reduced co-pack volume and higher energy costs actually declined by 1 percent

•	Over-the-road delivery expenses as a percent of net direct store door sales declined by 0.13 percent and were at a 15 year historical low in spite of rapidly increasing fuel costs

•	New products introduced over the last few years represented approximately 36.8% of branded direct store door/vend sales — up from 33.6% in 2002

•	The majority of independent resellers continued to grow their purchases from the Company and had volume increases on average of 5.4%

•	Independent resellers who reduced purchases from the Company were a smaller percent of total independent resellers (35% in 2003, 47% in 2002) and declined at the same rate as fiscal 2002 of a negative 14.1% representing a continuance of a longer term moderating trend

•	Company route sales growth rate increased by 7%

Estimated Fiscal 2004 vs. Fiscal 2003 Results

     The Company is estimating that fiscal 2004 net sales will be slightly improved over fiscal 2003 levels. Sales of branded products through all channels of distribution are anticipated to continue upward trends. Branded segment income is also anticipated to exceed fiscal 2003 levels in both percent of net sales and total dollar terms. All other aspects of the Company’s core branded business are expected to continue to improve. Co-pack volume is also expected to increase vs. fiscal 2003 yet this segments margin is anticipated to decrease slightly in both percent of net sales and total dollar terms due to changes in customer sets and mix.

     Total Company fiscal 2004 EBITDA is expected to improve to a range of $15.5 million to $16.5 million. In addition, fiscal 2004 operating cash flow after interest expense is estimated to a range of $8.0 million to $9.0 million. In fiscal 2004, both EBITDA and operating cash flow are estimated to be in line with the average EBITDA and operating cash flow since 1998 of $15.5 million and $8 million, respectively.

     The above fiscal 2004 over fiscal 2003 improvements are anticipated to be due in large part to continued improvements in:

•	sales mix and margin improvements

•	expansion of a successful initiative requiring nominal growth cap-ex

•	manufacturing efficiencies

•	efficiency improvements in the company owned direct store delivery network

•	effectiveness of independent resellers

•	incremental improvements in over-the-road transportation costs due to newly adopted routing technologies

     These improvements are expected to be offset in part by continuing increases in historically high commodity and energy costs.

Refinancing

     The Company currently has a $17 million revolving credit facility due in August 2004. As of January 3, 2004, there was $96,000 borrowed and $2,839,000 in letters of credit issued under this facility. The Company also has $60 million of 10.5% senior secured notes. These notes became callable at PAR in November of 2003 and mature in November 2004. The Company has received written and verbal proposals to refinance both the revolving credit facility and the senior secured notes and anticipates to receive additional proposals. Although the Company cannot give absolute assurances that it will obtain such financing on a timely basis, management believes it will be able to replace its working capital facility and refinance the notes by their maturity. If the Company is not successful in obtaining new financing, the Company may not be able to repay its lender and the holders of the notes when such debt is due.

Critical Accounting Policies

     The SEC defines “critical accounting policies” as those that require application of management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods.

     The following is not intended to be a comprehensive list of all of our accounting policies. Our significant accounting policies are more fully described in Note 1 to the Consolidated Financial Statements. In many cases, the accounting treatment of a particular transaction is specifically dictated by accounting principles generally accepted in the United States of America, with no need for management’s judgment in their application. There are also areas in which management’s judgment in selecting an available alternative would not produce a materially different result.

     We have identified the following as accounting policies critical to us: income taxes, goodwill impairment, self-insurance accruals and pension plans.

     Income Taxes — Income taxes are calculated using the asset and liability method under Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (“SFAS 109”). Under this method, deferred income taxes are calculated by applying enacted statutory tax rates to cumulative temporary differences between financial statement carrying amounts and the tax basis of existing assets and liabilities. Under SFAS 109, the effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date.

     Goodwill Impairment — The Financial Accounting Standards Board issued Statement No. 142, “Goodwill and Other Intangible Assets,” (“FAS 142”) in June 2001. As a result of the issuance of this new standard, goodwill is no longer amortized, but is subject to annual impairment testing. Goodwill impairment testing requires that we estimate the fair value of our goodwill and compare that estimate to the amount of goodwill recorded on our balance sheet. The estimation of fair value requires that we make judgments concerning future cash flows and appropriate discount rates. Our estimate of the fair value of goodwill could change over time based on a variety of factors. Upon adoption of FAS 142, the Company recorded an impairment charge of $22.9 million relating to goodwill, which is presented as a cumulative effect of change in accounting principle. This process also required an independent appraisal of other intangible assets with a net carrying value of $20.0 million, which were appraised at a value of $46.9 million, however there is no provision in FAS 142 that allows the write up of these intangible assets. There was no impairment indication noted in fiscal 2003.

     Self-Insurance Accruals — The Company estimated costs associated with worker’s compensation liability, automobile liability, and general liability, up to certain limits. Insurance reserves are established for estimates of the loss that we will ultimately incur on reported claims, as well as estimates of claims that have been incurred but not yet reported. An outside actuary determines the level of reserves, and incorporates historical loss experience and judgments about the present and expected levels of cost per claim. Trends in actual experience are a significant factor in the determination of such reserves. The Company believes our estimated reserves are adequate, however actual experience in claim frequency and/or severity could materially differ from our estimates. The Company also purchases liability insurance, which provides protection up to $75,000,000 in excess of our deductibles of $500,000 for workers’ compensation, $250,000 for auto liability, and $50,000 for general liability.

     Pension Plans — The Company’s pension costs are determined by using various assumptions and methodologies as prescribed by Statement of Financial Accounting Standards No. 87, “Employers’ Accounting for Pensions”. These assumptions include discount rates, inflation, rate of compensation increases, expected return on plan assets, mortality rates and other factors. The Company believes that the assumptions utilized in recording the obligations under our plans are reasonable based on input from our outside actuary. FAS 87 allows plan sponsors to look to rates of return on high-quality (Aa or higher) fixed income investments of similar duration in selecting a discount rate. Management, after consultation with the plan’s actuaries, determined that 6.25% was a reasonable rate for the evaluation of its obligation at January 3, 2004. A survey done by the Company’s actuaries indicates that more than 80% of their clients with December 31 measurement dates chose a discount rate of 6.25%. Choosing a higher discount rate would decrease those pension obligations, while choosing a lower discount rate would increase those obligations. The Company recorded an additional minimum liability of $7.9 million for the fiscal year ended December 28, 2002. For the year ended January 3, 2004, the Company recorded a reduction to other comprehensive income of $201,000 and a reduction in the intangible asset of $76,000.

Results of Operations

     Fiscal Year Ended January 3, 2004 Compared to Fiscal Year Ended December 28, 2002

TOM’S FOODS INC.
FISCAL YEAR ENDED JANUARY 3, 2004 COMPARED
TO FISCAL YEAR ENDED DECEMBER 28, 2002
(in thousands)

	Fiscal Year Ended
	January 3, 2004		December 28, 2002
Net sales	$195,726	100.0%	$209,242	100.0%
Cost of goods sold	(121,006)	(61.8)	(132,472)	(63.3)

Gross profit	74,720	38.2	76,770	36.7
Expenses and Other Income:
Selling and administrative expenses	(71,023)	(36.3)	(67,622)	(32.3)
Amortization of intangible assets	(707)	(0.4)	(700)	(0.3)
Other operating income, net	927	0.5	895	0.4
Restructuring and other charges	0	0.0	0	0.0

Income from operations	3,917	2.0	9,343	4.5
Interest expense, net	(7,063)	(3.6)	(7,163)	(3.4)

Income (loss) before income taxes	(3,146)	(1.6)	2,180	1.0
Provision for income taxes	(135)	(0.1)	(124)	(0.1)

Net income (loss) before extraordinary loss and cumulative effect of a change in accounting principle	$(3,281)	(1.7)	$2,056	1.0
Cumulative effect of a change in accounting principle	0	0.0	(22,934)	(11.0)

Net loss	$(3,281)	(1.7)%	$(20,878)	(10.0)%

EBITDA	$12,413	6.3%	$19,036	9.1%
Depreciation and amortization	$9,022	4.6%	$10,219	4.9%

     Net Sales

     For the Company as a whole, net sales for fiscal 2003 were $195.7 million, a decrease of $13.5 million from fiscal 2002. The declines in net sales were a direct result of co-pack customer product line eliminations and their weaker than anticipated overall sales offset in part by further increases in Tom’s DSD/Vend volume of approximately $2.8 million. The sales figures for each year have been reduced as a result of a reclassification of certain promotional expenses from selling and administrative expenses in accordance with the FASB EITF consensus Issue 00-14 which the Company adopted during the first quarter of 2002. The reclassified amounts for the fiscal years 2003 and 2002 were $9.8 million and $8.5 million, respectively.

     Gross Profit

     Gross Profit for fiscal 2003 decreased $2.0 million, or 2.7% compared to fiscal 2002 due to the decrease in Co-Pack sales volume associated with product line eliminations and weaker than anticipated overall sales of co-pack customers. Additionally overall commodity markets continued

the unfavorable upward trends, which the Company partially offset by reducing the package weights and increasing prices.

     Selling and Administrative Expenses

     Selling and administrative expenses increased $3.4 million, or 5.0%, compared to fiscal 2002 due to an increase in the number of Company-owned and operated routes in fiscal 2003. These costs include the necessary overhead, such as warehouses, vehicles and other related costs, required to increase the distribution in the Company-owned routes. In February of 2003, the Company terminated its use of certain facilities owned by a related party and paid $358,000 associated with this property that are included as selling and administrative expenses in the accompanying statement of operations. In the fourth quarter of 2003, the Company began capitalizing wire display racks placed into service, which decreased the net loss in fiscal 2003 by approximately $80,000. (See Note 11)

     Amortization of Goodwill and Intangible Assets

     Goodwill and intangible assets arose during the acquisition of the Company in May 1993. The provisions of SFAS No. 142 were adopted by the Company for its fiscal year beginning on December 30, 2001. The adoption of these accounting standards resulted in certain of the intangibles being subsumed into goodwill as well as the discontinuation of amortization of these assets of goodwill. The Company completed its goodwill impairment testing indicating a non-cash goodwill impairment loss of $22.9 million recorded as a cumulative effect of accounting change and a reduction in goodwill. There was no impairment charge recorded for fiscal 2003. The remaining intangible assets are attributable to its distribution system with a carrying value of $20.5 million. These items are being amortized using the straight-line method over their estimated useful life. The amortization expense for fiscal years 2003 and 2002 was $0.7 million.

     EBITDA

     EBITDA for fiscal 2003 was $12.4 million a decrease of $6.6 million, over the EBITDA of $19.0 million for fiscal 2002. The decline in EBITDA was, in large part, a direct result of co-pack customer product line eliminations and their weaker than anticipated overall sales offset in part by further increases in Tom’s DSD/Vend volume. The reduced co-pack volume had an approximate $6.4 million negative EBITDA impact versus prior year. EBITDA was also negatively impacted by further expanding and investing into the Company DSD route initiative.

     Interest Expense

     Interest expense, net of interest income, decreased to $7.1 million for fiscal 2003 from $7.2 million for fiscal 2002. Average outstanding revolving debt obligations for fiscal 2003 were higher than 2002’s average revolving debt borrowings, while the average effective interest rate on the Company’s line of credit of 4.1% for fiscal 2003 decreased 0.6 percentage points from 2002’s average effective interest rate of 4.7%. In connection with the October 1997 debt refinancing, the Company incurred $3.5 million in transaction costs, which were capitalized and are being amortized over the seven year term of the new Senior Notes. Additionally, $102,000 in transaction costs incurred in connection with the Company’s renewal of its revolving line of credit was capitalized in 2000 and are being amortized over four years. The amortization of these costs, recorded as interest expense, was $526,000 for each of the years ended January 3, 2004 and December 28, 2002.

     Provision for Federal and State Income Taxes

     For fiscal 2003 and 2002, the Company estimated that it would have no Federal tax obligation due to loss carryforwards from prior years, however, the Company did provide for certain state income and tax obligations in both years. At the end of fiscal 2003, the Company had a net operating loss carryforward of approximately $54.6 million, which begins to expire in fiscal 2008.

     Net Loss after the Cumulative Effect of Accounting Change

     As a result of the above, the Company recorded a fiscal 2003 net loss of $3.3 million, compared to a net loss of $20.9 million for the comparable period in 2002.

     Fiscal Year Ended December 28, 2002 Compared to Fiscal Year Ended December 29, 2001

TOM’S FOODS INC.
FISCAL YEAR ENDED DECEMBER 28, 2002 COMPARED
TO FISCAL YEAR ENDED DECEMBER 29, 2001
(in thousands)

	Fiscal Year Ended
	December 28, 2002		December 29, 2001
Net sales	$209,242	100.0%	$201,759	100.0%
Cost of goods sold	(132,472)	(63.3)	(127,274)	(63.1)

Gross profit	76,770	36.7	74,485	36.9
Expenses and Other Income:
Selling and administrative expenses	(67,622)	(32.3)	(66,081)	(32.8)
Amortization of intangible assets	(700)	(0.3)	(1,727)	(0.9)
Other operating income, net	895	0.4	727	0.4
Early extinguishment of debt	0	0.0	(117)	(0.1)
Restructuring and other charges	0	0.0	(864)	(0.4)

Income from operations	9,343	4.5	6,423	3.2
Interest expense, net	(7,163)	(3.4)	(7,615)	(3.8)
Income (loss) before income taxes	2,180	1.0	(1,192)	(0.6)
Provision for income taxes	(124)	(0.1)	(153)	(0.1)

Net income (loss) before extraordinary loss and cumulative effect of a change in accounting principle	$2,056	1.0	$(1,345)	(0.7)
Cumulative effect of a change in accounting principle	(22,934)	(11.0)	0	0.0

Net loss	$(20,878)	(10.0)%	$(1,345)	(0.7)%

EBITDA	$19,036	9.1%	$16,642	8.2%
Depreciation and amortization	$10,219	4.9%	$10,628	5.3%

     Net Sales

     Net sales for fiscal 2002 were $209.2 million, an increase of $7.4 million, or 3.7%, compared to $201.8 million reported for the fiscal 2001 comparable year due to improved branded sales through Company-owned routes and an increase in co-pack manufactured sales. The sales figures for each year have been reduced as a result of a reclassification of certain promotional expenses from selling and administrative expenses in accordance with the FASB EITF consensus Issue 00-14 which the Company adopted during the first quarter of 2002. The reclassified amounts for the fiscal years 2002 and 2001 were $8.5 million and $8.7 million, respectively.

     Gross Profit

     Gross Profit for fiscal 2003 increased $2.2 million, or 3.1% compared to fiscal 2001 due to the increase in sales, favorable raw material costs, and continued efficiency improvements resulting from equipment upgrades. The Company also negotiated a favorably priced multi year contract with its flexible packaging supplier.

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

     Other Income (Expense)

     Other income increased $169,000 from the comparable 2001 year to $895,000, primarily due to an increase in affiliated supplier income.

     Restructuring and Other Charges

     In fiscal 2001, the Company recorded and paid $864,000 in other charges for expenses related to severance and reorganization costs as well as expenses associated with the Preferred A debt conversion study. There were no such charges in fiscal 2002.

     EBITDA

     Reported EBITDA for fiscal 2002 was $19.0 million an increase of $2.4 million, or 14.4%, over the EBITDA of $16.6 million for fiscal 2001.

     Interest Expense

     Interest expense, net of interest income, decreased to $7.2 million for fiscal 2002 from $7.6 million for fiscal 2001. Average outstanding revolving debt obligations for fiscal 2002 were higher than 2001’s average revolving debt borrowings, while the average effective interest rate on the Company’s line of credit of 4.7% for fiscal 2002 decreased 2.6 percentage points from 2001’s average effective interest rate of 7.3%. In connection with the October 1997 debt refinancing, the Company incurred $3.5 million in transaction costs, which were capitalized and are being amortized over the seven year term of the new Senior Notes. Additionally, $102,000 in transaction costs incurred in connection with the Company’s renewal of its revolving line of credit was capitalized in 2000 and are being amortized over four years. The amortization of these costs, recorded as interest expense, was $526,000 for each of the years ended December 28, 2002 and December 29, 2001.

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

Liquidity and Capital Resources

     On October 14, 1997, the Company issued (the “Offering”) $60 million of its 10.5% Senior Secured Notes (the “Notes”) due November 1, 2004. The Notes are secured by a first lien on and security interest in all of the Company’s real properties, other than the Perry, FL and Knoxville, TN facilities and the Company’s equipment and intellectual property. The indenture governing the Notes has certain covenants including, without limitation, covenants limiting the incurrence of additional indebtedness, assets sales, investments, restricted payments and liens. The Company may redeem the Notes in whole at 100%, plus accrued interest through the date of redemption. In connection with the Offering, the Company incurred $3.5 million in fees and expenses, which were capitalized and are being amortized over the seven year term of the Notes. As of January 3, 2004 the accumulated amortization of these costs equaled approximately $3.2 million. The Company currently has a $17 million revolving credit facility due in August of 2004. As of January 3, 2004, there is $96,000 borrowed and $2,839,000 letters of credit issued under this facility (See Note 5). The Company also has $60,000,000 of 10.5% Senior Secured Notes (the “Notes”). These Notes are due in November of 2004 and therefore, are classified as current liabilities on the January 3, 2004 balance sheet. The Notes became callable on November 1, 2003 and the Company is currently in the process of refinancing the Notes. Although there can be no assurance this debt will be refinanced, management believes that the Company will be successful in obtaining refinancing. If the refinancing is not completed, it may indicate that the Company will be unable to continue as a going concern and therefore may not be able to realize its assets and settles its liabilities in the normal course of business. Our auditors have included in their report for fiscal 2003 an explanatory paragraph expressing concern about our ability to continue as a going concern due to our Notes being classified as a current liability, if refinancing is not obtained. The Company is subject to various risks in connection with the operation of their businesses including among other things (i)

changes in market and (i.i.) various competitive factors. The accompanying financial statements have been prepared assuming the Company will be able to continue as a going concern.

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

     As of January 3, 2004, the Company also had $539,000 outstanding under several long term notes due to former independent resellers who sold their businesses to the Company. These notes are due in various amounts, typically paid monthly, with $268,000 due in fiscal 2004.

     The Company’s cash flow requirements are for working capital, capital expenditures and debt service. The Company has met its liquidity needs to date through internally generated funds and its revolving line of credit. As of January 3, 2004, the Company had $96,000 in outstanding borrowings and $2.8 million outstanding in letters of credit under the revolving line and had $5.6 million in borrowing availability thereunder.

     Capital expenditures were $4.2 million, $10.3 million, and $8.3 million in fiscal 2003, 2002, and 2001, respectively. For fiscal 2003, 2002, and 2001, respectively, the Company spent $2.0 million, $3.4 million, and $3.0 million, on its manufacturing facilities, and $2.2 million, $6.9 million, and $5.3 million on independent reseller acquisitions, distribution equipment, information technology and other investments. The Company also utilizes operating leases for capital equipment, primarily for over the road trucks and trailers, route delivery trucks used on Company owned routes and passenger vehicles. All operating leases are treated as operating expenses and the related cash flow impact is reflected in cash flows from operating activities.

     Net cash used in financing activities was $1.7 million, $2.7 million and $4.8 million for fiscal 2003, 2002, and 2001, respectively. These amounts were directly related to debt service obligations under the industrial revenue bond agreements, independent reseller notes and the litigation escrow deposit.

     As of January 3, 2004, the Company was in compliance with all of its debt covenants. The Company believes that internally generated funds and amounts which will be available to it under the revolving line of credit have been, are and will continue to be sufficient to satisfy its operating cash requirements, pension plan funding requirements and planned capital expenditures, for the next 12 months. The Company must enter into new financing arrangements prior to August to satisfy its debt obligations. As noted above, the Company is in the process of evaluating various alternatives to refinance the Notes that mature in 2004.

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

     In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”, which addresses financial accounting and reporting for costs associated with exit or disposal activities and supersedes Emerging Issues Task Force (“EITF”) Issue 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring): SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. A liability for an exit cost as defined in EITF 9403 is recognized at the date of an entity’s commitment to an exit plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. The Company adopted the provisions of SFAS No. 146 for exit or disposal activities that are initiated after December 28, 2002. The adoption of SFAS No. 146 did not have a significant impact on the Company’s financial position or results of operations.

     On January 1, 2003, the Company adopted Financial Accounting Standards Board (FASB) Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantors, Including Indirect Guarantees of Indebtedness of Others, which requires that upon issuance of a guarantee, the guarantor must recognize a liability for the fair value of the obligation that it assumes under the guarantee. Guarantors are also required to meet expanded disclosure obligations. The adoption of Interpretation No. 45 did not have a material impact on the Company’s financial position or results of operations.

     In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities. Interpretation No. 46 addresses consolidation by business enterprises of variable interest entities, which are entities that either (a) do not have equity investors with vesting rights or (b) have equity investors that do not provide sufficient financial resources for the entity to support its activities. The interpretation is effective immediately for variable interest entities created after January 31, 2003. In December 2003, the FASB published a revision to Interpretation No. 46 to defer the effective date of implementation for certain entities that existed prior to January 31, 2003. The revised interpretation is effective for the first interim or annual reporting period ending after March 15, 2004, with the exception of structures that are commonly referred to as special-purpose entities, for which the statement is effective for periods ending after December 15, 2003. The adoption of Interpretation No. 46 did not and is not expected to have a material impact on the Company’s results of operations or financial position.

     In April 2003, the FASB issued SFAS No. 149, Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities. This statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133. SFAS No. 149 requires that contracts with comparable characteristics be accounted for similarly. The statement is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The provisions of SFAS No. 149 generally are to be applied prospectively only. The adoption of SFAS No. 149 did not have a material impact on the Company’s results of operations or financial position.

     In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS No. 150 establishes standards for classification and measurement by an issuer of certain financial instruments with characteristics of both liabilities and equity. The statement requires that an issuer classify a financial instrument that is within its scope as a liability (or asset in some circumstances). This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except as it relates to consolidated limited-life subsidiaries. The FASB indefinitely deferred the effective dates as a result of the provisions of FASB Staff Position 150-3, Effective Date, Disclosures, and Transition for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests Under FASB Statement No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” The Company believes that it has properly classified and measured in its balance sheet and disclosed in its financial statements all financial instruments with characteristics of both liabilities and equity.

     In December 2003, the FASB issued SFAS No. 132 (revised 2003), Employers’ Disclosures about Pensions and Other Postretirement Benefits. This statement revises employers’ disclosures about pension plans and other postretirement benefit plans; however it does not change the measurement or recognition of those plans required by SFAS No. 87, Employers’ Accounting for Pensions, SFAS No. 88, Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits, and SFAS No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions. The revised statement retains the disclosure requirements contained in the original SFAS No. 132 and requires additional disclosures to those in the original statement about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. The revised statement is effective for fiscal years ending after December 15, 2003.

     Reclassifications-Effective January 1, 2003, the Company adopted FASB Statement No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections (“SFAS 145”). SFAS 145 rescinds Statement No. 4, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect, and requires the criteria in Accounting Principles Board Opinion No. 30 to be used to classify gains and losses. Accordingly, the Company has reclassified the extraordinary losses incurred in 2001 to early extinguishment of debt. These debt extinguishments totaled $117,000 of pre-tax expense in 2001.

Contractual Obligations and Contingent Liabilities

     Leases — The Company leases vehicles and warehouse space under certain noncancelable operating leases. The rental expense for all operating leases for the years ended January 3, 2004, December 28, 2002, and December 29, 2001 was approximately $5,455,000, $5,001,000, and $4,495,000, respectively.

     Letters of Credit — The Company has outstanding standby letters of credit (see Note 5).

     Our contractual obligations and commercial commitments principally include obligations associated with our outstanding indebtedness and future minimum operating lease obligations, as set forth in the table below:

	Payments Due by Period
		Less than 1	1 - 3	4 - 5	After 5
(Dollars in thousands)	Total	Year	Years	Years	Years

Debt	$60,538.6	$60,268.0	$270.6	$—	$—
Interest	$6,306.0	$6,306.0	$—	$—	$—
Letters of Credit	$2,839.0	$2,839.0	$—	$—	$—
Operating leases	$13.0	$4.0	$7.3	$1.7	$—

Total contractual cash obligations	$69,696.6	$69,417.0	$277.9	$1.7	$—

     * The Company’s Notes are classified as a current liability. (See Note 5) Because of the uncertainty as to the timing of such payments, the Company has excluded cash payments related to interest on its revolving loan facility.

     Litigation — The Company is the defendant in a lawsuit filed in the Circuit Court in Alabama. The lawsuit alleged that the Company had interfered with the plaintiff’s purchase of vending machines from a former independent reseller of the Company and with plaintiff’s relations with its customers. On October 24, 2002, a jury returned a verdict in favor of the plaintiff, which, following post-trial motions, was reduced to $1,250,000 in total damages. In connection with the appeal of a $1.2 million verdict against the Company in the Circuit Court of Alabama, the Company deposited $1.6 million in cash to secure a bond posted in order to stay the execution of the verdict pending such appeal, which is recorded as the litigation escrow deposit under financing activities. The Company believes the verdict is without factual basis and is contrary to the applicable law and plans to appeal the verdict to the Alabama Supreme Court. The Company is a party to a number of other claims and lawsuits incidental to its business. In the opinion of management, after consultation with outside counsel, the ultimate outcome of these matters, in the aggregate, will not have a material adverse effect on the financial position or results of operations of the Company.

     Employment Agreements — The Company has entered into employment agreements with certain executive officers, which guarantee certain severance benefits.

     Independent Reseller Purchase Requirement — Subject to certain conditions, the Company has the right of first refusal to purchase, for either cash or a note at the Company’s option, the independent resellers business or assets from certain independent resellers at a multiple of the amount of the average annual net cash flow, as adjusted, of the independent resellers business, measured over the preceding three years. This exit strategy will only be available to successful independent resellers who have remained in full compliance with their contracts for a minimum of three years, including meeting certain growth requirements, and thus enhances the value of successful independent resellers and the distribution network as a whole. Because the Company does not know which independent resellers will avail themselves of this provision and when they might do so after becoming eligible, the Company believes that it is not possible to determine any future contingency requirement. Any potential purchase obligation is, however, based on a multiple of net cash flow. Any purchase is, therefore, funded primarily through the stream of future cash flows from the purchased independent reseller, which is enhanced by the capture of integrated distribution margins.

     Purchase Commitment — The United States Congress, with the 2002 Farm Bill, changed dramatically the Peanut Program to reflect the handling of other basic commodity programs (Corn, Wheat, Cotton) administered by United States Department of Agriculture (USDA).

     For the Company, this required moving from a supply contract, previously used by Tom’s Foods Inc. to purchasing peanuts directly from the grower, as well as providing the grower with public warehousing for his peanuts placed under a Commodity Credit Corporation (USDA-CCC) Loan. The grower stores peanuts in the Company’s silos, holds title to those peanuts and may borrow money from the government, based on the value of those peanuts. The grower ultimately sells most peanuts placed in the Company’s silos to the Company at a later date. The Company has licensed the silos at Columbus, Georgia with the USDA as a public warehouse. The Company must provide warehouse services for the grower of peanuts other than those ultimately sold to the Company. If the grower does not redeem the peanuts, after nine (9) months, they become the property of USDA-CCC and the Company then provides storage services for USDA-CCC until the peanuts are disposed of by USDA-CCC. All cost of storage is the responsibility of the grower or USDA-CCC unless the Company waives these cost for peanuts ultimately redeemed by the Company for use in its manufacturing facility. Waived costs become part of the cost for peanuts used in Company’s manufacturing facility, as with peanuts purchased at the time of delivery.

     The Company signs contracts with growers to purchase some portion of the peanuts at the time of delivery and some portion at a later date, as specified by the Company. The grower, often, (but is not required to) uses the warehouse receipt, provided by the Company, as collateral with USDA to obtain a loan on the peanuts that will be sold to the Company at a later date. As of January 3, 2004, Tom’s Foods Inc. is committed to purchasing 2,700 tons of peanuts at the market price on the date of their purchase. Therefore, Tom’s has not recorded a liability for this commitment, as the price is dependent on the date of purchase. Additionally, the Company believes all of these peanuts will be consumed in operations.

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

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Raw materials used by the Company are subject to price volatility caused by weather, government farm programs, global supply and demand, and other unpredictable factors that may adversely impact results of operations and financial position. To manage potential volatility in raw material prices, the Company from time to time enters into commodity future and option contracts, which are less than one year in duration. The Company’s Board-approved policy is to use such commodity derivative financial instruments only to the extent necessary to manage these raw material price exposures. The Company does not use these financial instruments for speculative purposes. These commodity instruments are marketable exchange traded contracts designated as hedges, and the changes in the market value of such contracts have a high correlation to the price changes of the hedged commodity. As of January 3, 2004, the Company had no open futures contracts in wheat, soybean oil, corn, diesel, or natural gas.

     Most of the Company’s long-term debt obligations incur interest at a set rate, however the Company’s revolving facility incurs interest at floating rates, based on changes in the U.S. prime rate or LIBOR rate of interest. The Company has not entered into any interest rate swap agreements to hedge the variable interest rate on its revolving loan facility.

     The Company is exposed to certain credit risks related to its accounts receivables. The Company performs ongoing credit evaluations of its customers to minimize the potential exposure. As of January 3, 2004, the Company had an allowance for doubtful accounts of $1.1 million.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statements as of January 3, 2004 and December 28, 2002 together with the auditor’s report are in Exhibit 15(a) and are incorporated herein by reference.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

Item 9A. CONTROLS AND PROCEDURES.

     The Company’s Chief Executive Officer and Acting Chief Financial Officer have concluded, based on their evaluation as of the end of the period covered by this report, that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. There have been no significant changes in the Company’s internal controls over financial reporting during the fourth quarter of fiscal 2003 that have materially affected, or are reasonably likely to materially affect, the registrant’s internal control over financial reporting.

PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The directors and executive officers of the Company are as follows:

Name	Age	Position(s)
Michael E. Heisley, Sr.	67	Director
Rolland G. Divin	57	President, Chief Executive Officer and Director
Stanley H. Meadows (a)	59	Assistant Secretary and Director
Emily Heisley Stoeckel (b)	40	Director
Andrew G. C. Sage II (a)	78	Director
Gerald R. Barker	57	Senior Vice President — Marketing
Wyatt F. Hearp	57	Senior Vice President — Manufacturing
Sharon M. Sanders	40	Acting Chief Financial Officer

     (a) Member of the Compensation Committee.

     (b) Member of the Audit Committee

     Michael E. Heisley, Sr. Mr. Heisley has been a Director of the Company since May 1993. Since 1988, Mr. Heisley has been the Manager, President and Chief Executive Officer of The Heico Companies, L.L.C., a holding company in Chicago, Illinois which acquires or invests in and operates a diverse group of businesses. Mr. Heisley also serves as the Chief Executive Officer of various of The Heico Companies, L.L.C.’s subsidiaries and is a Director of Environdyne Industries, Inc., which is a publicly-held company. Mr. Heisley received a bachelor’s degree in business administration from Georgetown University in 1960. Mr. Heisley is the father of Emily Heisley Stoeckel.

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

     Andrew G. C. Sage II. Mr. Sage has been a Director of the Company since 1993. Mr. Sage held various positions with Shearson Lehman Brothers, Inc. and its predecessors, Lehman Brothers and Lehman Brothers Kuhn Loeb, Inc., since joining the investment bank in 1948, including General Partner from 1960-1970, President from 1970-1973, Vice Chairman from 1973-1977, Managing Director from 1977-1987, and Senior Consultant from 1987-1990. Since 1990, Mr. Sage has been a consultant in general business and financial management. Mr. Sage is a Director of Computervision Corporation, which is a publicly-held company.

     Timothy J. Healy. Mr. Healy has been a Director of the Company since April 1998. He is currently Chairman of Healy & Company that was formed January 2003. Prior to this, he was Managing Director with J.W. Childs and Associates from 1998 to 2002. He was the Chairman of the Board, President, and Chief Executive Officer of Select Beverages, Inc. in Chicago, IL where he had worked from 1991 until 1998. Mr. Healy received a bachelor of science degree from Iowa State University in 1970 and a master of business administration degree from Cornell University in 1972. Mr. Healy resigned as a director in May of 2004.

     Gerald R. Barker. Mr. Barker has been the Senior Vice President — Sales and Marketing of the Company since August 1995. Prior to joining the Company, Mr. Barker served as a marketing officer for Borden Inc., a national brand food company, in Atlanta, Georgia from September 1987 through June 1995. Mr. Barker has a bachelor’s degree in economics degree from State University of New York in 1969 and a master’s degree in business administration from Arizona State University in 1974.

     Wyatt F. Hearp. Mr. Hearp has been Senior Vice President — Manufacturing, Distribution and Risk Management of the Company since 1995. Prior to becoming an officer, Mr. Hearp held various positions with the Company or its predecessor businesses since 1972, including manager of the Company’s chip division from 1990 to 1995. Mr. Hearp received a bachelor’s degree in biology from High Point University in 1969 and a master’s of science degree in food technology from Auburn University in 1977.

     Sharon M. Sanders. Mrs. Sanders has been with the Company for over 20 years. Mrs. Sanders has held progressively more responsible positions in the organization. In 1995, she was promoted to Marketing Financial Manager. In 1997, she was promoted to Financial Controller and in 1999 she assumed the role of Corporate Controller. Most recently, she has assumed the role of acting CFO while Tom’s recruits a new CFO. Mrs. Sanders has a bachelor’s of accounting from Troy State University.

     The Company does not have an audit committee financial expert on its audit committee.

Term of Office

     Each member of the Board of Directors of the Company is elected annually. All officers serve at the pleasure of the Board of Directors.

Item 11. EXECUTIVE COMPENSATION

     The following table sets forth information with respect to all compensation paid or earned for services rendered to the Company in 2003 by the Company’s chief executive officer and the Company’s next four most highly compensated executive officers (each, a “Named Officer”):

Summary Compensation Table

		Annual Compensation
Name	Principal Position	Salary	Bonus *
Rolland G. Divin	President, Chief Executive Officer and Director	$405,000

Wyatt F. Hearp	Senior Vice President — Manufacturing/Distribution	$181,218

Gerald R. Barker	Senior Vice President — Marketing	$174,320

Ronald B. Vogler	Senior Director — Marketing	$140,192

Jerry L. Killough	Vice President —Sales	$130,327

*	No bonuses were earned or paid for the 2003 Management Incentive Compensation Plan.

Director Compensation

     All directors may be reimbursed for certain expenses in connection with attendance at Board and committee meetings. Mr. Sage and Mr. Healy received $20,000 and $8,333, annually, respectively, as compensation for their services as Directors. Other than with respect to the reimbursement of expenses and the fees noted above for Messrs. Sage and Healy, directors do not receive additional compensation for service as a director.

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

     The compensation used to determine a person’s benefits under the Salaried Plan and the non-qualified Plan includes such person’s salary and annual bonus, whether or not deferred. The current compensation for each of the Named Officers is identical to the amounts listed in the Summary Compensation Table. The estimated credited years of service at the end of fiscal 2003 for each of the Named Officers are 10.0 years for Mr. Divin, 9.5 years for Mr. Barker, 30.6 years for Mr. Hearp, 2.2 years for Mr. Vogler and 15.7 years for Mr. Killough.

     Non-qualified Plan. The Supplemental Employee Retirement Plan of Tom’s Foods Inc. (the “SERP”) provides employees designated by the Company with certain pension benefits upon retirement on or after age 58 (55 for certain employees) in order to supplement benefits provided under the Company’s qualified plans and Social Security. The SERP generally provides for lifetime benefits of 50.0% of average monthly compensation less 50.0% of primary Social Security, reduced for service less than 30 years and receipt prior to age 62 1/2, and further offset by the actuarial value of prior cash payments. Of the five Named Officers, none of them participates in the SERP.

Employment Agreements

     The Company has entered into employment agreement with Mr. Divin, the Company’s President and Chief Executive Officer. The employment agreement with Mr. Divin provides for an ongoing 12-month term and is terminable by the Company upon 60 days prior notice. If the Company terminates the agreement without cause, if Mr. Divin resigns because of a material breach by the Company or if Mr. Divin’s responsibilities are materially diminished after a change in control of the Company, the Company will be required to pay Mr. Divin severance payments of up to a maximum of 12 months of salary. Mr. Divin’s employment agreement contains a covenant not to compete with the Company within certain geographic areas for up to one year following his resignation or termination.

Incentive Compensation Plans

     Management Incentive Compensation Plan. The Company’s Management Incentive Compensation Plan (the “Management Incentive Plan”) is administered by the Compensation Committee of the Board of Directors and applies to those key employees designated by the President and Chief Executive Officer. The terms and conditions upon which awards become payable are determined by the Compensation Committee and subject to approval by the Board of Directors. Target incentive amounts are expressed as a percentage of the key employees’ salary and actual incentive amounts are provided based on the Company’s achievement of certain criteria, including profit and sales performance objectives. Each of the Named Officers, as well as other key employees, participated in the Management Incentive Plan in fiscal 2003 but no payments were made.

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

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The Company has entered into a consulting arrangement with Michael E. Heisley, Sr., a director of the Company, for the provision of consulting services to the Company. In respect of such consulting services, aggregate payments of $200,000 were made during 2003. The Company also uses the services of a law firm in which Stanley H. Meadows, a director of the Company, is a partner.

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

Item 14. Principal Accounting Fees and Services

Fees paid to Deloitte & Touche LLP — Audit and non-audit fees

     The following table presents fees for professional audit services rendered by Deloitte & Touche LLP for the audit of the Company’s annual financial statements for the years ended January 3, 2004 and December 28, 2002 and fees billed for other services rendered by Deloitte & Touche LLP during those periods.

(Dollars in thousands)	2003	2002

Audit Fees	$199,999	$150,000
Audit Related Fees (1)	50,000	45,000
Tax Fees (2)	20,750	27,500
All Other Fees	—	—

Total	$270,749	$222,500

(1)	Audit related fees consist of the assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements. This category includes fees related to the performance of audits of the Company’s benefits plans, compliance letter required as part of the Company’s Credit Agreement and accounting consultations regarding the application of GAAP to proposed transactions.

(2)	Tax fees consist of the aggregate fees billed for professional services rendered by Deloitte & Touche LLP for tax compliance, tax advice and tax planning.

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

15 (a) Document List

2.	Financial Statement Schedule
	Description	Page
	Independent Auditor’s Report	55
	Valuation and Qualifying Accounts	56

     All other schedules are omitted because they are not required, are inapplicable or the information is otherwise shown in the financial statements or notes thereto.

3.	Exhibits Required by Item 601 of Regulation S-K

Exhibit	Description
3.1	The Second Restated Certificate of Incorporation of the Company, as amended, and the Certificate of Designations of the Series A and Series B Preferred Stock of the Company, filed as Exhibit 3.1 to the Registration Statement on Form S-4, Registration No. 333- 38853 (the “Registration Statement”), are incorporated herein by reference.

3.2	The By-laws of the Company, filed as Exhibit 3.2 to the Registration Statement, are incorporated herein by reference.

4.1	The Indenture, dated as of October 14, 1997, by and between the Company and IBJ Schroder Bank & Trust Company, as Trustee, filed as Exhibit 4 to the Registration Statement, is incorporated herein by reference.

4.2	The First Supplemental Indenture, dated as of February 27, 1998, by and between the Company and IBJ Schroder Bank & Trust Company, as Trustee, filed as Exhibit 4.2 to the Company’s 1997 Form 10-K, is incorporated herein by reference.

10.1	The form of the Company’s Independent Reseller Agreement, filed as Exhibit 10.8 to the Registration Statement, is incorporated herein by reference.

10.2	The Subordination Agreement, dated as of October 14, 1997, by and between IBJ Schroder Bank & Trust Company and TFH Corp., filed as Exhibit 10.9 to the Registration Statement, is incorporated herein by reference.

10.3	The Employment Agreement, dated as of January 6, 1995, by and between the Company and Rolland G. Divin, filed as Exhibit 10.12 to the Registration Statement, is incorporated herein by reference.

10.4	The Employment Agreement, dated as of May 16, 1991 and as amended July 9, 1992, by and between the Company and Paul C. Serff, filed as Exhibit 10.13 to the Registration Statement, is incorporated herein by reference.

Exhibit	Description
10.5	The Employment Agreement, dated as of October 14, 1997, by and between the Company and Gerald Barker, filed as Exhibit 10.14 to the Registration Statement, is incorporated herein by reference.

10.7	The Registration Rights Agreement, dated as of October 14, 1997, by and between the Company and TFH Corp., filed as Exhibit 10.16 to the Registration Statement, is incorporated herein by reference.

10.8	The Company’s “Executive Incentive Plan”, filed as Exhibit 10.17 to the Registration Statement, is incorporated herein by reference.

10.9	Loan and Security Agreement, dated as of January 31, 2000, by and among the Company, the financial institutions that are from time to time party thereto, and Fleet Capital Corporation, as Agent thereunder, filed as Exhibit 10.1 to the 1st Quarter 2000 Form 10-Q and is incorporated herein by reference.

10.10	Intercreditor Agreement, dated as of January 31, 2000, between Fleet Capital Corporation, as Agent, and The Bank of New York, as successor to IBJ Whitehall & Trust Company (former known as IBJ Schroder Bank & Trust Company), filed as Exhibit 10.2 to the 1st Quarter 2000 Form 10-Q and is incorporated herein by reference.

10.11	First Amendment to Loan and Security Agreement, dated as of July 31, 2001, by and among the Company, the financial institutions that are from time to time party thereto, and Fleet Capital Corporation, as Agent thereunder, filed as Exhibit 10.1 to the Third Quarter 2001 Form 10-Q, is incorporated herein by reference.

12	Statement Regarding Computation of Ratio of Earnings to Fixed Charges is filed herewith as Exhibit 12.

13	Preferability Letter

31.1	Certification of Chief Executive Officer under Rule 13a-14(a) / 15d-14(a).

31.2	Certification of Chief Financial Officer under Rule 13a-14(a) / 15d-14(a).

32.1	Certifications of Chief Executive Officer and Chief Financial Officer under Section 1350.

(b) Reports on Form 8-K

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
Rolland G. Divin
President, Chief Executive Officer and Director

Dated: April 12, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities indicated on April 6, 2004.

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

/s/ Stanley H. Meadows Stanley H. Meadows, Assistant
Secretary and Director

/s/ Emily Heisley Stoeckel Emily Heisley Stoeckel, Director

/s/ Andrew C.G. Sage II Andrew C.G. Sage II, Director

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Shareholders of

Tom’s Foods Inc.

We have audited the accompanying balance sheets of Tom’s Foods Inc. (the “Company”) as of January 3, 2004 and December 28, 2002, and the related statements of operations, changes in shareholders’ deficit, and cash flows for the two years then in the period ended January 3, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements of Tom’s Foods Inc. as of and for the year ended December 29, 2001 before revisions discussed in Notes 1 and 4 to the financial statements, were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those financial statements in their report dated February 7, 2002.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the 2003 and 2002 financial statements referred to above present fairly, in all material respects, the financial position of the Company at January 3, 2004 and December 28, 2002, and the results of its operations and its cash flows for the two years in the period ended January 3, 2004 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the Financial Statements, the Company, as of January 3, 2004, has classified its $60,000,000 in Senior Secured Notes (the “Notes”) due November 2004 as a current liability. Since the Company has not yet completed the refinancing of the Notes, this matter raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 1. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note 11 to the financial statements, in the fourth quarter of 2003, the Company recorded a change in estimate effected by a change in accounting method for wire rack displays.

As discussed in Note 4 to the financial statements, effective December 30, 2001, the Company changed its method of accounting for goodwill and other intangible assets to conform to Statement of Financial Accounting Standards (“SFAS”) No. 142.

As discussed above, the financial statements of Tom’s Foods Inc. as of and for the year ended December 29, 2001, were audited by other auditors who have ceased operations. The financial statements have been revised as follows:

•	As described in Note 1, the Company adopted the provisions of Emerging Issues Task Force 00-14, Accounting for Certain Sales Incentives (“EITF 00-14”) and therefore reclassified certain revenue and expenses to conform to the presentation requirements of EITF 00-14. We audited the reclassifications described in Note 1 that were applied to conform the 2001 financial statements to the comparative presentation required by EITF 00-14. Our audit procedures with respect to the 2001 disclosures in Note 1 included (1) comparing the amounts shown as net sales and selling and administrative expenses in the Company’s statements of operations to the Company’s underlying accounting analysis obtained from management, and (2) on a test basis, comparing the amounts comprising the sales incentive expenses obtained from management to independent supporting documentation, and (3) testing the mathematical accuracy of the underlying analysis.

•	As described in Note 5, the Company adopted the provisions of SFAS No. 142 as of December 30, 2001. These financial statements have been revised to include the transitional disclosures required by SFAS No. 142. Our audit procedures with respect to the transitional disclosures in Note 5 with respect to 2001 included (1) comparing the previously reported net loss to the previously issued financial statements and the adjustments to report net loss representing amortization expense (including any related tax effects) recognized in those periods related to goodwill and intangible assets that are no longer being amortized as a result of initially applying SFAS No. 142 (including any related tax effects) to the Company’s underlying analysis obtained from management and (2) testing the mathematical accuracy of the reconciliation of adjusted net loss to reported net loss.

•	In Note 1, the Company has disclosed the amounts of shipping and handling costs recorded to expense. These financial statements have been revised to include such disclosure for 2001. Our audit procedures with respect to the 2001 disclosure in Note 1 included (1) comparing the shipping and handling expenses to the Company’s underlying analysis obtained from management, (2) on a test basis, comparing the amounts comprising the shipping and handling expenses obtained from management to independent supporting documentation, and (3) testing the mathematical accuracy of the underlying analysis.

•	As described in Note 1, the Company adopted the provisions of Statement of Financial Accounting Standards No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Correcting” effective January 1, 2003. We audited the reclassifications described in Note 1 that were applied to conform the 2001 financial statements to the comparative presentation required by FASB No. 145. Our audit procedures with respect to the 2001 disclosures in Note 1 included (1) comparing the amounts shown as extraordinary loss from the early extinguishment of debt in the Company’s statements of operations to the Company’s underlying accounting analysis obtained from management, and (2) on a test basis, comparing the amounts comprising the extraordinary loss from the early extinguishment of debt obtained from management to independent supporting documentation, and (3) testing the mathematical accuracy of the underlying analysis.

In our opinion, such reclassifications, adjustments and disclosures are appropriate and have been properly applied. However, we were not engaged to audit, review, or apply any procedures to the 2001 financial statements of the Company other than with respect to such adjustments and disclosures and, accordingly, we do not express an opinion or any other form of assurance on the 2001 financial statements taken as a whole.

Atlanta, Georgia
April 6, 2004

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

Atlanta, Georgia
February 7, 2002

TOM’S FOODS INC.

BALANCE SHEETS
JANUARY 3, 2004 AND DECEMBER 28, 2002
(In thousands, except share data)

	January 3,	December 28,
	2004	2002
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,444	$1,856
Accounts and notes receivable—net	10,120	11,746
Inventories:
Raw materials	2,484	2,489
Packaging materials	1,518	2,672
Finished goods and work in progress	4,133	5,910
Other current assets	3,504	3,032

Total current assets	23,203	27,705

PROPERTY, PLANT, AND EQUIPMENT:
Land and land improvements	5,702	5,908
Buildings	18,515	18,273
Machinery, equipment, and vehicles	61,670	59,042
Vending and other distribution equipment	12,888	12,953
Furniture and fixtures	17,399	16,510
Construction in progress	8,075	8,205

Total property, plant and equipment	124,249	120,891
Accumulated depreciation	(76,386)	(69,166)

Net property, plant, and equipment	47,863	51,725

OTHER ASSETS	312	273
LITIGATION ESCROW DEPOSIT	1,563	0
DEFERRED FINANCING COSTS—Net	477	919
INTANGIBLE ASSETS—Net	19,312	20,009
GOODWILL	790	644

Total assets	$93,520	$101,275

TOM’S FOODS INC.

BALANCE SHEETS
JANUARY 3, 2004 AND DECEMBER 28, 2002
(In thousands, except share data)

	January 3,	December 28,
	2004	2002
LIABILITIES AND SHAREHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Revolving loan facility	$96	$—
Accounts payable	9,700	11,751
Accrued liabilities	8,131	11,166
Current portion of long-term debt	60,268	239

Total current liabilities	78,195	23,156

LONG-TERM DEBT:
Senior secured notes	—	60,000
Other debt obligations	271	431

Total long-term debt	271	60,431

OTHER LONG-TERM OBLIGATIONS	37	37
ACCRUED PENSION COST	15,242	14,795
EXCHANGEABLE PORTION OF PREFERRED STOCK, $.01 par value; Class A, 7,000 shares authorized, 7,000 shares issued and outstanding at January 3, 2004 and December 28, 2002	10,000	10,000
COMMITMENTS AND CONTINGENT LIABILITIES (Note 10) SHAREHOLDERS’ DEFICIT:
Common stock, $.01 par value; 10,000 shares authorized, 5,000 shares issued and outstanding at January 3, 2004 and December 28, 2002	—	—
Nonexchangeable portion of preferred stock, $.01 par value; Class A, 7,000 shares authorized 7,000 shares issued and outstanding at January 3, 2004 and December 28, 2002	3,158	1,922
Preferred stock, $.01 par value; Class B, 21,737 shares authorized 21,737 shares issued and outstanding at January 3, 2004 and December 28, 2002	38,545	35,256
Additional paid-in capital	43,725	43,725
Accumulated other comprehensive loss	(7,542)	(7,742)
Accumulated deficit	(88,111)	(80,305)

Total shareholders’deficit	(10,225)	(7,144)

Total liabilities and shareholders’deficit	$93,520	$101,275

See notes to financial statements.		(Concluded)

TOM’S FOODS INC.

STATEMENTS OF OPERATIONS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED JANUARY 3, 2004
(In thousands)

	January 3,	December 28,	December 29,
	2004	2002	2001
			(revised—Note 1)
NET SALES	$195,726	$209,242	$201,759
COST OF GOODS SOLD	(121,006)	(132,472)	(127,274)

Gross profit	74,720	76,770	74,485

EXPENSES AND OTHER INCOME:
Selling and administrative expenses	(71,023)	(67,622)	(66,081)
Amortization of intangibles and goodwill	(707)	(700)	(1,727)
Other operating income—net	927	895	727
Early extinguishment of debt	—	—	(117)
Restructuring and other charges	—	—	(864)

	(70,803)	(67,427)	(68,062)

INCOME FROM OPERATIONS	3,917	9,343	6,423
INTEREST EXPENSE—net of interest income of $2, $1, and $93, for 2003, 2002, and 2001, respectively	(7,063)	(7,163)	(7,615)
AND CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE	(3,146)	2,180	(1,192)
PROVISION FOR INCOME TAXES	(135)	(124)	(153)

INCOME (LOSS) BEFORE CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE	(3,281)	2,056	(1,345)
CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE	—	(22,934)	—

NET LOSS	$(3,281)	$(20,878)	$(1,345)

TOM’S FOODS INC.

STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED JANUARY 3, 2004
(In thousands)

				Accumulated		Total
	Class A	Class B	Additional	Other		Shareholders'	Comprehensive
	Preferred	Preferred	Paid-In	Comprehensive	Accumulated	Equity	Income
	Stock	Stock	Capital	Income (Loss)	Deficit	(Deficit)	(Loss)
BALANCE—December 30, 2000	$—	$29,417	$43,725	$—	$(50,321)	$22,821	$(2,581)

Net unrealized gain on cash flow hedging derivatives	—	—	—	11	—	11	$11
Dividends accrued	765	2,725	—	—	(3,490)	—	—
Net loss	—	—	—	—	(1,345)	(1,345)	(1,345)

BALANCE—December 29, 2001	765	32,142	43,725	11	(55,156)	21,487	$(1,334)

Net unrealized loss on cash flow hedging derivatives	—	—	—	(10)	—	(10)	$(10)
Dividends accrued	1,157	3,114	—	—	(4,271)	—	—
Additional pension liability	—	—	—	(7,743)	—	(7,743)	(7,743)
Net loss	—	—	—		(20,878)	(20,878)	(20,878)

BALANCE—December 28, 2002	1,922	35,256	43,725	(7,742)	(80,305)	(7,144)	$(28,631)

Net unrealized loss on cash flow hedging derivatives	—	—	—	(1)	—	(1)	$(1)
Dividends accrued	1,236	3,289	—	—	(4,525)	—	—
Additional pension liability	—	—	—	201	—	201	201
Net loss	—	—	—	—	(3,281)	(3,281)	(3,281)

BALANCE—January 3, 2004	$3,158	$38,545	$43,725	$(7,542)	$(88,111)	$(10,225)	$(3,081)

See notes to financial statements.

TOM’S FOODS INC.

STATEMENTS OF CASH FLOWS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED JANUARY 3, 2004
(In thousands, except share data)

	January 3,	December 28,	December 29,
	2004	2002	2001
OPERATING ACTIVITIES:
Net loss	$(3,281)	$(20,878)	$(1,345)

Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	9,022	10,219	10,628
Restructuring charges	—	—	864
Early extinguishment of debt	—	—	117
Cumulative effect of accounting change	—	22,934	—
Preferred A noncash interest expense	—	—	239
Other adjustments	228	125	159
Changes in operating assets and liabilities:
Accounts and notes receivable—net	1,452	(696)	1,965
Inventories	2,977	(824)	(192)
Other assets	(473)	(1,036)	(129)
Accounts payable	(2,051)	2,682	(794)
Accrued liabilities	(3,168)	1,127	(687)
Accrued pension cost	724	27	(388)
Accrued postretirement benefits other than pensions	—	(1,666)	(113)

Net cash provided by operating activities	5,430	12,014	10,324

INVESTING ACTIVITIES:
Additions to property, plant, and equipment	(4,231)	(10,391)	(8,344)
Proceeds from disposal of property, plant, and equipment	72	46	104

Net cash used in investing activities	(4,159)	(10,345)	(8,240)

FINANCING ACTIVITIES:
Net (payments) borrowings on revolving loan facility	96	(3,065)	3,065
Repayments of other long-term debt	(131)	(35)	(251)
Refinancing costs	(85)	—	—
Litigation escrow deposit	(1,563)	—	—
Repayment of industrial development revenue bond debt-net	—	—	(7,577)
Other financing activities	—	354	—

Net cash used in financing activities	(1,683)	(2,746)	(4,763)

NET (DECREASE) INCREASE IN CASH AND SHORT-TERM INVESTMENTS	(412)	(1,077)	(2,679)
CASH AND SHORT-TERM INVESTMENTS:
Beginning of year	1,856	2,933	5,612

End of year	$1,444	$1,856	$2,933

SUPPLEMENTAL DISCLOSURES:
Interest paid during the year	$7,311	$7,345	$7,284

Income taxes paid during the year	$115	$151	$125

TOM’S FOODS INC.

NOTES TO FINANCIAL STATEMENTS AS OF JANUARY 3, 2004 AND
DECEMBER 28, 2002 AND FOR EACH OF THE THREE YEARS IN THE
PERIOD ENDED JANUARY 3, 2004.

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations-Tom’s Foods Inc. (the “Company”) manufactures and distributes snack food products. The principal markets for these products are the southeastern and southwestern United States. The Company operates in one segment, as defined by Statement of Financial Accounting Standards (“SFAS”) No. 131, Disclosure About Segments of an Enterprise and Related Information.

Organization-TFH Corporation (“TFH”) was formed on August 30, 1996, as the parent of Tom’s Foods Inc. TFH was capitalized by various parties having common control of Tom’s Foods Capital Corporation, the prior parent.

Going Concern-The Company currently has a $17 million revolving credit facility due in August of 2004. As of January 3, 2004, there is $96,000 borrowed and $2,839,000 letters of credit issued under this facility (See Note 5). The Company also has $60,000,000 of 10.5% Senior Secured Notes (the “Notes”). These Notes are due in November of 2004 and therefore, are classified as current liabilities on the January 3, 2004 balance sheet. The Notes became callable on November 1, 2003 and the Company is currently in the process of refinancing the Notes. Although there can be no assurance this debt will be refinanced, management believes that the Company will be able to obtain refinancing, in a timely manner. If the refinancing is not completed, it may indicate that the Company will be unable to continue as a going concern and therefore may not be able to realize its assets and settle its liabilities in the normal course of business.

Fiscal Year-The Company’s fiscal year is the 52- or 53-week period ending the Saturday nearest to December 31. The year ended January 3, 2004 contained 53 weeks and the years ended December 28, 2002, and December 29, 2001, contained 52 weeks.

Revenue Recognition-Revenues for independent reseller sales are recognized when the goods are received by the independent reseller. Revenues for product sold through the Company’s internal distribution network are recognized when the goods are received by the retailer. Revenues for contract sales are recognized when the goods are picked up by the customer. The Company accounts for certain sales incentives given to customers as a reduction of net sales. In May 2000, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue 00-14, Accounting for Certain Sales Incentives. Issue 00-14 addresses the recognition and income statement classification of various sales incentives. Among its requirements, the consensus requires costs related to customer price reductions at the point of sale and other product promotions currently classified as marketing costs to be classified as a reduction of revenue. The Company adopted this standard during 2002. The impact of adopting this consensus for the years ended January 3, 2004, December 28, 2002, and December 29, 2001 resulted in the reduction of selling and administrative expenses and net sales by approximately $9,824,000, $8,512,000, and $8,748,000, respectively. As a result, the Company revised its statements of operations for the year ended December 29, 2001 to reflect the new classification.

Cash and Cash Equivalents-The Company considers all highly liquid investment instruments with an original maturity of three months or less to be cash equivalents. These investments are stated at cost, which approximates market value.

Property, Plant, and Equipment-Property, plant, and equipment are recorded at cost less accumulated depreciation. Depreciation is provided on a straight-line basis over the estimated useful lives of 20 years for leasehold improvements, 32 years for buildings, 3 to 12 years for machinery, equipment, and vehicles, 5 to 10 years for vending and other distribution equipment, and 3 to 10 years for furniture and fixtures. Expenditures for maintenance and repairs are charged to expense as incurred. Construction in progress represent costs incurred related to manufacturing and information systems upgrades. Also included in construction in progress is capitalized interest of $310,000 and $241,000 for 2003 and 2002, respectively. Depreciation expense for the years ended January 3, 2004, December 28, 2002, and December 29, 2001 was $7,789,000, $8,993,000, and $8,375,000 respectively.

Inventories-Inventories are stated at the lower of cost or market. Cost is determined using the average cost for raw materials, packaging materials, and work in progress. Finished goods cost is determined using the first-in, first-out method. Cost elements include the cost of raw materials, direct labor, and overhead incurred in the manufacturing process.

Income Taxes-The Company accounts for income taxes using the asset and liability method for recognition of deferred tax consequences of temporary differences, net operating losses, and tax credits by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities.

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

Goodwill and Intangible Assets-Goodwill and intangible assets primarily arose during the acquisition of the Company on May 13, 1993. On December 30, 2001, the Company adopted the provisions of SFAS No. 142 and completed the transitional provisions whereby the Company ceased amortizing goodwill as a result of SFAS No. 142 and also determined that the Company’s trademark has an indefinite life. The intangible assets are being amortized using the straight-line method over their estimated useful lives as follows:

	After December 30, 2001	Before December 30, 2001
Distribution system	20-35 years	35 years
Trademarks	Indefinite	40 years
Goodwill	Indefinite	40 years
Assembled staff	N/A	20 years

Goodwill Impairment- The Company assesses goodwill for impairment annually unless events occur that require more frequent reviews. The Company assesses the fair value of goodwill by using discounted estimated future cash flows.

Valuation of Long-Lived Assets-In fiscal 2002, the Company adopted Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which addresses financial accounting and reporting for the impairment and disposition of long-lived assets. The Company evaluates the recoverability of long-lived assets, other than indefinite lived intangible assets, for impairment when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Conditions that would necessitate an impairment assessment include a significant decline in the observable market value of an asset, a significant change in the extent or manner in which the asset is used, or a significant adverse change that would indicate that the carrying amount of an asset or group of assets is not recoverable. For long-lived assets to be held and used, the Company recognizes an impairment loss only if its carrying amount is not recoverable through its undiscounted cash flows and measures the impairment loss based on the difference between the carrying amount and fair value.

Accrued Liabilities-Accrued liabilities at January 3, 2004 and December 28, 2002 consist of the following (in thousands):

	January 3,	December 28,
	2004	2002
Accrued workers’ compensation, auto, and general liability insurance	$2,811	$3,024
Accrued incentives	—	1,267
Accrued health and dental	777	1,071
Accrued interest	1,189	1,134
Other	3,354	4,670

	$8,131	$11,166

Fair Value of Financial Instruments-The Company’s financial instruments consist primarily of cash and cash equivalents, trade receivables, notes receivable, accounts payable, purchase commitments, senior secured notes, and other long-term obligations. Based on the borrowing rates currently available to the Company for loans with similar terms and average maturities, the fair value of long-term debt is not materially different than stated amounts. In management’s opinion, the carrying amounts of these financial instruments approximate their fair values at January 3, 2004 and December 28, 2002.

Hedging Transactions-The Company has limited involvement with derivative financial instruments and does not use them for speculative purposes. The Company enters into various futures contracts and futures options to reduce the impact of volatility in raw material prices. Effective December 31, 2000, the Company adopted SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, subsequently amended by SFAS No. 138, Accounting for Certain Derivative Instruments. SFAS Nos. 133 and 138 require the Company to recognize all derivative instruments as assets or liabilities and to measure those instruments at fair value. Changes in the derivative fair values are deferred and recorded as a component of accumulated other comprehensive income until the hedged transactions occur and are recognized in earnings. Any ineffective portion of a hedging derivative’s change in fair value is immediately recognized in earnings.

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

During the years ended January 3, 2004, December 28, 2002 and December 29, 2001, the company recorded net unrealized gains on cash flow hedged derivatives in accumulated other comprehensive income of $(1000), $(10,000) and $11,000 respectively. These unrealized gain or loss will be recorded as an adjustment to the hedged in once the forecasted transaction occurs (i.e. when the product underlying the hedged transaction is delivered). Ultimately, such unrealized gain or loss will be realized in earnings when the hedged item is consumed in operations. The maximum length of time that the Company is hedging its exposure to the variability in future cash flows is three to nine months. As of January 3, 2004, December 28, 2002 and December 29, 2001 the Company had no open futures contracts in wheat, soybean oil, corn, diesel, or natural gas.

Use of Estimates-The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Transactions With Related Parties-The Company has entered into a consulting agreement with one of its directors for providing consulting services to the Company. In return for such consulting services, the Company paid and expensed aggregate fees of $200,000 for each of the years ended January 3, 2004, December 28, 2002 and December 29, 2001. The Company also uses the services of a law firm in which one of the Company’s directors is a partner. In return for legal services the Company paid and expensed legal fees to this firm of $211,000, $182,000, and $245,000 for the years ended January 3, 2004, December 28, 2002, and December 29, 2001, respectively. In February of 2003, the Company terminated its use of certain facilities owned by a related party and paid $358,000 associated with this property that are included as selling and administrative expenses in the accompanying statement of operations. There were no such restructuring charges in fiscal 2002.

Software Development Costs-The Company accounts for costs incurred to develop software applications in accordance with the American Institute of Certified Public Accountants Statement of Position (“SOP”) 98-1, Accounting for the Cost of Computer Software Developed or Obtained for Internal Use. SOP 98-1 requires that entities capitalize certain internal use software costs, which include software design, coding, installation, configuration, and testing, once technological feasibility of the developed software is attained. Costs incurred in the process of attaining technological feasibility, which include the conceptual formulation and evaluation of the software alternatives, and costs to upgrade and enhance software once developed are expensed as incurred. Under SOP 98-1, overhead, general, and administration costs; support costs; and training costs are not capitalized. Capitalized software costs are depreciated on a straight-line basis over the estimated useful life of the application. Depreciation commences when the application is put into production. The Company performs an ongoing assessment of the carrying value of its capitalized software cost in accordance with SFAS No. 144. The Company capitalized $1,000,000 and $2,754,000 in software development costs in 2003 and 2002, respectively.

Self-Insurance-The Company is largely self-insured for workers’ compensation, group health and dental, auto, and general liability insurance up to certain retention levels beyond which the Company maintains insurance coverage. Insurance administrators assist the Company in estimating the fully developed workers’ compensation liability, group health and dental, auto, and general liability insurance reserves, which are accrued by the Company. In the opinion of management, adequate provision has been made for all incurred claims. The Company also purchases liability insurance, which provides protection up to $75,000,000 in excess of our deductibles of $500,000 for workers’ compensation, $250,000 for auto liability, and $50,000 for general liability.

Comprehensive Income-SFAS No. 130, Reporting Comprehensive Income, establishes standards for reporting and display of comprehensive income and its components in financial statements. It requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. Comprehensive income or loss for the Company consists of net loss, net gain or loss on cash flow hedging derivatives and additional pension liability, and is presented in the statement of changes in shareholders’ deficit. The components of accumulated other comprehensive income (loss) included: net unrealized gain or (loss) on cash flow hedging activities of $(1,000), $(10,000) and $11,000, respectively for each of the three years in the period ended January 3, 2004 and a decrease in the additional pension liability of $201,000 in fiscal 2003 and an increase in the additional pension liability of $7,743,000 in fiscal 2002. There was no additional pension liability for 2001.

Displays-In the first quarter of 2003, the company procured a large national account that required an investment in wire rack displays that was substantially larger than prior investments in a single retail account. The Company has been and is expected to continue to focus on marketing channels that require a larger investment in wire rack displays. Additionally, over a period of time, the Company has been refining tracking and reporting procedures to more precisely account for and track wire displays placed in service and to implement a change in management’s intention regarding the control and recovery of wire display racks placed in service. At the beginning of the fourth quarter (September 7, 2003), with the Company’s increased competitive emphasis on market channels requiring wire racks, the improved tracking and reporting procedures, and the increased attention to recovery and placement, wire display racks placed into service after September 7, 2003, were capitalized on the date of purchase and will be depreciated over a three year period. Prior to the fourth quarter of 2003, wire rack displays were expensed when they were placed into service. All wire rack displays purchased in the future will be capitalized and depreciated over three years.

Shipping and Handling-The Company incurs certain fees to ship its product that are not charged to the end customer. These costs are recorded by the Company in selling and administrative expense in the accompanying statement of operations. The Company expensed $12,139,000, $11,565,000, and $11,859,000 for the years ended January 3, 2004, December 28, 2002, and December 29, 2001, respectively.

New Accounting Pronouncements-In fiscal 2003, the Company adopted SFAS No. 143, Accounting for Asset Retirement Obligations, which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The adoption of SFAS No. 143 did not have a material impact on the Company’s financial position or results of operations.

In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which addresses financial accounting and reporting for costs associated with exit or disposal activities and supersedes EITF Issue 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. A liability for an exit cost as defined in EITF 94-3 is recognized at the date of an entity’s commitment to an exit plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. The adoption of the provision of SFAS No. 146 did not have a material impact on the Company’s results of operations or financial position.

On January 1, 2003, the Company adopted Financial Accounting Standards Board (FASB) Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantors, Including Indirect Guarantees of Indebtedness of Others, which requires that upon issuance of a guarantee, the guarantor must recognize a liability for the fair value of the obligation that it assumes under the guarantee. Guarantors are also required to meet expanded disclosure obligations. The adoption of Interpretation No. 45 did not have a material impact on the Company’s financial position or results of operations.

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities. Interpretation No. 46 addresses consolidation by business enterprises of variable interest entities, which are entities that either (a) do not have equity investors with vesting rights or (b) have equity investors that do not provide sufficient financial resources for the entity to support its activities. The interpretation is effective immediately for variable interest entities created after January 31, 2003. In December 2003, the FASB published a revision to Interpretation No. 46 to defer the effective date of implementation for certain entities that existed prior to January 31, 2003. The revised interpretation is effective for the first interim or annual reporting period ending after March 15, 2004, with the exception of structures that are commonly referred to as special-purpose entities, for which the statement is effective for periods ending after December 15, 2003. The adoption of Interpretation No. 46 did not and is not expected to have a material impact on the Company’s results of operations or financial position.

In April 2003, the FASB issued SFAS No. 149, Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities. This statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133. SFAS No. 149 requires that contracts with comparable characteristics be accounted for similarly. The statement is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The provisions of SFAS No. 149 generally are to be applied prospectively only. The adoption of SFAS No. 149 did not have a material impact on the Company’s results of operations or financial position.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS No. 150 establishes standards for classification and measurement by an issuer of certain financial instruments with characteristics of both liabilities and equity. The statement requires that an issuer classify a financial instrument that is within its scope as a liability (or asset in some circumstances). This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except as it relates to consolidated limited-life subsidiaries. The FASB indefinitely deferred the effective dates as a result of the provisions of FASB Staff Position 150-3, Effective Date, Disclosures, and Transition for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests Under FASB Statement No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” The Company believes that it has properly classified and measured in its balance sheet and disclosed in its financial statements all financial instruments with characteristics of both liabilities and equity.

In December 2003, the FASB issued SFAS No. 132 (revised 2003), Employers’ Disclosures about Pensions and Other Postretirement Benefits. This statement revises employers’ disclosures about pension plans and other postretirement benefit plans; however it does not change the measurement or recognition of those plans required by SFAS No. 87, Employers’ Accounting for Pensions, SFAS No. 88, Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits, and SFAS No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions. The revised statement retains the disclosure requirements contained in the original SFAS No. 132 and requires additional disclosures to those in the original statement about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. The revised statement is effective for fiscal years ending after December 15, 2003.

Reclassifications-Effective January 1, 2003, the Company adopted FASB Statement No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections (“SFAS 145”). SFAS 145 rescinds Statement No. 4, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect, and requires the criteria in Accounting Principles Board Opinion No. 30 to be used to classify gains and losses. Accordingly, the Company has reclassified the extraordinary losses incurred in 2001 to early extinguishment of debt. These debt extinguishments totaled $117,000 of pre-tax expense in 2001.

In May 2000, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue 00-14, Accounting for Certain Sales Incentives. Issue 00-14 addresses the recognition and income statement classification of various sales incentives. Among its requirements, the consensus requires costs related to customer price reductions at the point of sale and other product promotions currently classified as marketing costs to be classified as a reduction of revenue. The Company adopted this standard during 2002. The impact of adopting this consensus for the years ended January 3, 2004, December 28, 2002, and December 29, 2001 resulted in the reduction of selling and administrative expenses and net sales by approximately $9,824,000, $8,512,000, and $8,748,000, respectively.

Certain other reclassifications have been made to the prior year’s consolidated financial statements to conform to the current presentation.

2. RESTRUCTURING AND OTHER CHARGES

In fiscal 2001, the Company classified $784,000 of expenses associated with severance of certain sales and distribution functions and $80,000 of expenses associated with the Preferred A debt conversion study (see Note 6) as restructuring and other charges. There were no such charges for fiscal 2003 and fiscal 2002.

3. ACCOUNTS AND NOTES RECEIVABLE

Accounts and notes receivable as of January 3, 2004 and December 28, 2002 consist of the following (in thousands):

	January 3,	December 28,
	2004	2002
Trade accounts receivable	$10,947	$12,722
Notes receivable from distributors	378	758
Less allowance for doubtful accounts	(1,119)	(1,687)

	10,206	11,793
Less noncurrent notes receivable—net	(86)	(47)

Accounts and notes receivable—net	$10,120	$11,746

Notes receivable from independent resellers are due in varying amounts over periods of up to ten years and bear interest at stated rates from 0% to 13.25%. The notes are secured by certain independent reseller assets and guarantees.

4. GOODWILL AND INTANGIBLE ASSETS

During the second quarter of fiscal 2002, the Company completed the transitional impairment test required by SFAS No. 142. As a result of this impairment test, the Company determined that the carrying amount of goodwill was in excess of its fair value as determined by a discounted cash flow approach. As a result, the Company recorded an impairment charge of $22,934,000 relating to goodwill which is presented as a cumulative effect of change in accounting principle for the year ended December 28, 2002. The Company recorded this impairment as of December 30, 2001.

As required by SFAS No. 142, the Company completed its annual impairment test of goodwill on December 31, 2003. The December 2003 test indicated no impairment of goodwill.

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

A summary of the changes to goodwill and indefinite lived assets for the years ended December 28, 2002 and January 3, 2004 is presented below (in thousands):

		Accumulated	Carrying
	Goodwill	Amortization	Value
Balance at December 30, 2000	$25,903	$(5,668)	$20,235
Add: Goodwill Acquired	690	(21)	669

Balance at December 29, 2001	26,593	(5,689)	20,904
Add: Reclassification of Assembled Staff	3,839	(1,791)	2,048
Add: Goodwill acquired	626	—	626
Less: Goodwill impairment and related cost	(30,414)	7,480	(22,934)

Balance at December 28, 2002	644		644
Add: Goodwill acquired	146	—	146

Balance at January 3, 2004	$790	$—	$790

Other intangible assets are subject to amortization with useful lives ranging from 20 to 35 years. Intangible assets with indefinite lives are not amortized. The weighted average remaining useful life of intangible assets that are being amortized was 32 years as of January 3, 2004. The Company has reviewed the carrying value of these assets under the guidance of SFAS No. 144 and determined there was no impairment related to these balances. Intangible assets at January 3, 2004 and December 28, 2002 consist of the following (in thousands):

	Gross Carrying	Accumulated	Net Carrying
Balance December 28, 2002	Value	Amortization	Value
Trademark	$4,803	$(1,121)	$3,682
Distribution System	22,432	(6,673)	15,759
Distribution System, intangible asset acquired	379	(8)	371
Unamortized prior service cost (See Note 9)	197	—	197

Intangible Asset, net	$27,811	$(7,802)	$20,009

	Gross Carrying	Accumulated	Net Carrying
Balance January 3, 2004	Value	Amortization	Value
Trademark	$4,803	$(1,121)	$3,682
Distribution System	22,432	(7,364)	15,068
Distribution System, intangible asset acquired	465	(24)	441
Unamortized prior service cost (See Note 9)	121	—	121

Intangible Asset, net	$27,821	$(8,509)	$19,312

Intangible assets amortization expense for the years ended January 3, 2004, December 28, 2002, and December 29, 2001 was $707,000, $700,000, and $1,727,000, respectively.

During the year ended December 28, 2002, the Company purchased 30 distribution routes for an aggregate purchase price of $1,595,000. The Company allocated $379,000 of the purchase price to intangible distribution network that will be amortized over 20 years and $626,000 to goodwill that will be evaluated for impairment during the Company’s designated annual impairment test date at the beginning of each fiscal year. During the year ended January 3, 2004, the Company purchased 23 distribution routes for an aggregate purchase price of $362,000. The Company allocated $86,000 of the purchase price to intangible distribution network that will be amortized over 20 years and $146,000 to goodwill that will be evaluated for impairment during the Company’s designated annual impairment testing date.

The estimated amortization expense for the four subsequent fiscal years will be $705,000 per year.

Adjusted results assuming the elimination of goodwill amortization is summarized below for the years ended January 3, 2004, December 28, 2002, and December 29, 2001, (in thousands):

	January 3,	December 28,	December 29,
	2004	2002	2001
Reported net loss	$(2,681)	$(20,878)	$(1,345)
Add back of goodwill amortization	—	—	904
Add back of trademark amortization	—	—	130
Add back of SFAS No. 142 adoption	—	22,934	—

Adjusted net loss	$(2,681)	$2,056	$(311)

5. DEBT

Long-term debt as of January 3, 2004 and December 28, 2002 consists of the following (in thousands):

	January 3,	December 28,
	2004	2002
10.5% Senior Secured Notes due in November 2004	$60,000	$60,000
Other debt obligations	539	670

Total debt obligations	60,539	60,670
Less current portion	(60,268)	(239)

Total long-term debt	$271	$60,431

On October 14, 1997, the Company sold $60,000,000 of 10.5% Senior Secured Notes (the “Notes”) due November 1, 2004. The Notes are secured by a first lien on and security interest in substantially all of the assets and properties owned by the Company, except those that are security for other debt obligations. The indenture relating to the Offering has certain covenants, as defined the most restrictive of which include working capital and fixed charge coverage ratios. At January 3, 2004, the Company was in compliance with these covenants. In connection with the Offering, the Company incurred $3,500,000 in fees and expenses, which were capitalized and are being amortized over the seven-year term of the Notes. Amortization expense of these costs was $526,000 for each of the years ended January 3, 2004, December 28, 2002, and December 29, 2001. These deferred financing costs are recorded net of accumulated amortization of $3,210,000 and $2,684,00 at January 3, 2004 and December 28, 2002, respectively.

The Company has a loan from a financial institution maturing August 30, 2004 and providing for a $17,000,000 revolving loan facility and letter-of-credit accommodations. Under the loan agreement, the revolving loan facility is based on 85% of all eligible accounts receivable, plus 55% of the value of eligible inventory, plus 10% of the value of eligible packaging materials, all as defined. Interest is payable monthly at either the institution’s prime rate of interest or, at the Company’s option, the London Interbank Offered Rate plus 2.0%. For the years ended January 3, 2004 and December 28, 2002, the weighted average effective interest rates under the revolving loan facility were 4.1% and 4.7%, respectively. Standby letters of credit relating to insurance coverages were outstanding as of January 3, 2004 and December 28, 2002 in the amount of $2,839,000. The new senior credit agreement requires the Company to maintain certain financial ratios relating to fixed charge coverage, working capital, and minimum borrowing availability, as defined. The revolving loan facility, other than the letters of credit, had an outstanding loan balance of $96,000 and $0 on January 3, 2004 and December 28, 2002, respectively, and the Company was in compliance with all of the agreement’s financial ratios and restrictive covenants, after receiving a waiver from its financial institution.

The scheduled maturities of all Company term debt obligations are approximately $60,268,000 in 2004, $196,000 in 2005, and $75,000 in 2006. (See Note 1)

6. SHAREHOLDERS’ DEFICIT

Exchangeable Preferred Stock-On October 14, 1997, in connection with the Offering, the Company issued 7,000 shares of Class A preferred stock. The Class A preferred stock is nonvoting, except in certain circumstances. A liquidation preference on the Class A preferred stock accrues at a rate of 10.5%. The Class A preferred stock had an initial liquidation preference of $7,000,000. Upon a change in control, holders of up to $10,000,000 of Class A preferred stock, including accrued liquidation preference thereon, will be entitled to require the Company to purchase these shares at 100% of the liquidation preference at the date of such a change in control subject to the $10,000,000 limitation. Additionally, on or after January 1, 1999, up to an aggregate of $10,000,000 of Class A preferred stock may be exchanged, at the Company’s option, for an equal amount of senior debt if the Company meets certain financial targets, as defined. No preferred stock was exchanged under this provision and no change of control has occurred during the years ended January 3, 2004, December 28, 2002, and December 29, 2001.

As $10,000,000 of the Class A preferred stock is exchangeable at the option of the holder upon the occurrence of certain events, it is classified in the mezzanine level outside of shareholders’ equity up to the aggregate exchangeable portion in the accompanying balance sheets. All related increases in liquidation preference on the preferred stock up to an aggregate of $10,000,000 are accrued to interest expense. During 2003 and 2002, dividends in the amount of $1,236,000 and $1,157,000, respectively, were accrued in excess of the $10,000,000 exchange limitation on the aggregate liquidation preference on Class A preferred stock, which were recorded as dividends charged to the accumulated deficit. These dividends, in excess of the $10,000,000 limitation, were accrued as a charge to the accumulated deficit and as a credit to shareholders’ equity rather than as interest expense as the liquidation preference in excess of $10,000,000 is not exchangeable. Liquidation preferences of $239,000 were accrued to the Class A preferred stock for fiscal 2001 and were included in interest expense in the accompanying statements of operations. The Class A preferred stock ranks senior to the Class B preferred stock.

During 2001, the Company incurred certain legal and accounting expenses associated with a potential exchange of a portion of the Class A preferred stock. The exchange was not completed and the $80,000 in expenses was charged to operations as a restructuring and other charge in the accompanying statements of operations (see Note 2).

Other Shareholders’ Equity-The 21,737 shares of Class B preferred stock is nonvoting, except in certain circumstances. Dividends on the Class B preferred stock accrue at a rate of 9.5%. Dividends of $3,286,000, $3,114,000, and $2,725,000 for fiscal 2003, 2002, and 2001, respectively, were accrued to the Class B preferred stock and are included in the accumulated deficit.

7. INCOME TAXES

The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes,” and files a consolidated federal income tax return with TFH.

The components of the deferred tax assets and liabilities as of January 3, 2004 and December 28, 2002 are as follows (in thousands):

	January 3,	December 28,
	2004	2002
Deferred tax liabilities:
Property, plant, and equipment	$(945)	$(908)
Other	(1,937)	(1,157)

Total deferred tax liabilities	(2,882)	(2,065)
Deferred tax assets:
Net operating loss carryforwards	21,282	19,785
Accounts and notes receivable	490	706
Pensions and employee benefits	5,454	5,250
Workers’ compensation	900	886
Discount on industrial development revenue bonds	11	11

Total deferred tax assets	28,137	26,638

Net deferred tax assets	25,255	24,573

Less valuation allowance	25,255	24,573

Net deferred tax assets	$—	$—

The Company has net operating loss carryforwards of approximately $54,570,000, which begin to expire in 2008. Any future issuance of stock by the Company could result in an ownership change, as defined by the Tax Reform Act of 1986, and could limit utilization of net operating loss carryforwards. Also, benefits derived from using net operating loss carryforwards to offset any alternative minimum taxes calculated, could be less than the recorded amount of the net operating loss carryforwards. The Company has established a valuation reserve because of uncertainty regarding the ability of the Company, on a stand-alone basis, to utilize the net operating losses.

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

The provision for income taxes consisted of the following for the years ended of January 3, 2004, December 28, 2002, and December 29, 2001 (in thousands):

	January 3,	December 28,	December 29,
	2004	2002	2001
Federal income taxes:
Current	$—	$—	$—
Deferred	—	—	—
State income taxes	135	124	153

Provision for income taxes	$135	$124	$153

For the years ended January 3, 2004, December 28, 2002, and December 29, 2001, the provision for income taxes at the Company’s effective rate differed from the provision for income taxes at the statutory rate, as follows (in thousands):

	January 3,	December 28,	December 29,
	2004	2002	2001
Income tax benefit at federal statutory rate	$(891)	$(7,307)	$(457)
State income taxes—net of federal effect	(102)	(835)	(54)
Change in valuation allowance	682	3,877	(266)
Intangibles amortization	—	7,557	347
Minimum pension liability	78	(3,020)	—
Other	368	(148)	583

Provision for income taxes	$135	$124	$153

8. EMPLOYEE BENEFIT PLANS

The Company has two noncontributory defined benefit retirement plans (the “Hourly Plan” and the “Salaried Plan”), which cover substantially all full-time employees who are at least 21 years of age. The Company also has an unqualified pension plan (the “SERP”) covering only certain salaried employees. The plans provide for payment of monthly benefits to participants upon their reaching normal retirement age. Benefit amounts are determined by a benefit formula which considers length of service and average salary for the Salaried Plan and the SERP Plan and length of service multiplied by a fixed rate, as determined by the Company, for the Hourly Plan. The pension cost for the Hourly Plan and the Salaried Plan is funded at amounts equal to the minimum funding requirements of the Employee Retirement Income Security Act of 1974. Assets of the Hourly Plan and the Salaried Plan include common stocks, U.S. government securities, and corporate bonds. The SERP Plan is not funded. The following disclosures include the funded status of the Hourly, Salaried, and SERP Plans. The unfunded status of the SERP plan was $1,508,000 and $1,401,000 as of January 3, 2004 and December 28, 2002, respectively.

On a weighted average basis, the following assumptions were used in accounting for the net periodic benefits costs and for the Plans: The expected rate of return on plan assets was determined by applying the plan’s asset, consultant’s capital market model to the target asset allocation, and adjusting to reflect the benefits of active management (for those classes expected to be actively managed)

	January 3,	December 28,	December 29,
	2004	2002	2001
Discount rate	6.25%	6.75%	7.25%
Expected return on plan assets	9.00	9.00	9.00
Rate of compensation increase	3.75	3.75	4.00

The amount of net periodic benefit cost (income) recognized includes the following components for the years ended January 3, 2004, December 28, 2002, and December 29, 2001 (in thousands):

	January 3,	December 28,	December 29,
	2004	2002	2001
Components of periodic benefit costs:
Service cost	$1,156	$1,077	$1,124
Interest cost	3,802	3,787	3,635
Expected return on assets	(4,238)	(4,611)	(4,718)
Amortization of:
Actuarial gain	12	(164)	(471)
Prior service cost	76	76	68

Net periodic benefit cost (income)	$808	$165	$(362)

The reconciliation of the beginning and ending balance of the benefits obligation for the plans and the fair value of plan assets were as follows (in thousands): The accumulated benefit obligation for the U.S. pension plans at the end of 2003 and 2002 was $56,454,000 and $52,768,000, respectively. Tom’s Foods Inc. uses a measurement date of December 31 for its pension plans. As of the year ended January 3, 2004 and December 28, 2002 the projected benefit obligation and the accumulated benefit obligation for all pension plans exceeded the fair value of the plan assets.

	January 3,	December 28,
	2004	2002
Change in benefit obligation:
Net benefit obligation at the beginning of year	$57,078	$51,788
Service cost	1,156	1,077
Interest cost	3,802	3,787
Actuarial (gain) loss	3,182	3,857
Gross benefits paid	(4,187)	(3,432)

Net benefit obligation at end of year	$61,031	$57,077

Change in plan assets:
Fair value of plan assets at beginning of year	$37,944	$47,582
Actual return on plan assets	7,341	(6,306)
Gross benefits paid	(4,073)	(3,332)

Fair value of plan assets at end of year	$41,212	$37,944

Employer contributions and benefits paid in the above table include only those amounts contributed directly to, or paid directly from, plan assets.

The asset allocation for the Company’s pension plans at the end of 2003 and 2002 by asset category is as follows. The fair value of plan assets for these plans is $41,212,000 and $37,944,000 at the end of 2003 and 2002, respectively. The expected long term rate of return on these plans was 9.00% in 2003 and 2002, respectively.

	Percentage of Plan Assets
	at Year End
Asset Category	2003	2002
Equity Securities	73%	65%
Debt Securities	27%	35%

Total	100%	100%

The plan’s target asset allocation is a diversified mix including large and small cap equities, international equities and long duration bonds. This policy has been developed to match the duration of the plan’s liabilities and is projected to minimize the volatility of cash contributions and net periodic pension expense.

The plan’s investment policy calls for a large cap care mandate and an actively managed small/mid cap care mandate to provide broad coverage of the domestic equity markets, while avoiding redundancy in any one investment style or market capitalization.

The funded status of the plans and the amounts recognized in the accompanying balance sheets were as follows (in thousands):

	January 3,	December 28,
	2004	2002
Reconciliation of funded status:
Funded status at end of year	$(19,819)	$(19,133)
Unrecognized net actuarial gain	12,119	12,081
Unrecognized prior service cost	121	197
Charge to accumulated other comprehensive income	(7,542)	(7,743)
Intangible asset	(121)	(197)

Net amount recognized at end of year, included in the balance sheet	$(15,242)	$(14,795)

As of December 28, 2002, the Plans had an unfunded accumulated benefit obligation. As a result the Company recorded an additional minimum liability in the amount of this unfunded status and recognized an intangible asset to the extent of the unrecognized prior service cost, the offset being recorded in other comprehensive income net of the effect of taxes. The transaction resulted in a deferred tax asset of $3,020,000 (which was offset by a valuation allowance — see Note 7), an additional minimum liability $7,940,000, other comprehensive income of $7,743,000, and an intangible asset of $197,000. As of January 3, 2004, the Company recorded a reduction of other comprehensive income of $201,000 and a reduction in the intangible asset of $76,000.

The Company also has a defined contribution plan which covers substantially all employees who are eligible at the start of the quarter after their hire date. The Company may match a portion of an employee’s contribution up to a maximum amount. For the years ended January 3, 2004, December 28, 2002, and December 29, 2001, and, the Company contributed approximately $374,000, $358,000, and $297,000, respectively, to this plan.

The Company expects to make employer contributions in the amount of $1,503,000 to the pension plans in 2004.

9. POSTRETIREMENT BENEFITS OTHER THAN PENSIONS

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

10. COMMITMENTS AND CONTINGENT LIABILITIES

Leases-The Company leases vehicles and warehouse space under certain noncancelable operating leases. Noncancelable future minimum operating lease commitments as of January 3, 2004 were as follows (in thousands):

January 3,
2004
2004	$3,988
2005	3,025
2006	2,540
2007	1,807
2008	984
Thereafter	670

$13,014

The rental expense for all operating leases for the years ended January 3, 2004, December 28, 2002, and December 29, 2001 was approximately $5,455,000, $5,001,000, and $4,495,000, respectively.

Litigation-The Company is a party to a number of claims and lawsuits incidental to its business. In the opinion of management, after consultation with outside counsel, the ultimate outcome of these matters, in the aggregate, will not have a material adverse effect on the financial position or results of operations of the Company.

The Company is the defendant in a lawsuit filed in the Circuit Court in Alabama. The lawsuit alleged that the Company had interfered with the plaintiff’s purchase of vending machines from a former independent reseller of the Company and with plaintiff’s relations with its customers. On October 24, 2002, a jury returned a verdict in favor of the plaintiff, which, following post-trial motions, was reduced to $1,250,000 in total damages. In connection with the appeal of a $1.2 million verdict against the Company in the Circuit Court of Alabama, the Company deposited $1.6 million in cash to secure a bond posted in order to stay the execution of the verdict pending such appeal, which is recorded as the litigation escrow deposit under financing activities. The Company believes the verdict is without factual basis and is contrary to the applicable law and plans to appeal the verdict to the Alabama Supreme Court.

Employment Agreements-The Company has entered into employment agreements with certain executive officers, which guarantee severance benefits in certain circumstances.

Independent Reseller Purchase Requirement-Subject to certain conditions, the Company has the right of first refusal to purchase, for either cash or a note at the Company’s option, the independent resellers business or assets from certain independent resellers at a multiple of the amount of the average annual net cash flow, as adjusted, of the independent resellers business, measured over the preceding three years. This exit strategy will only be available to successful independent resellers who have remained in full compliance with their contracts for a minimum of three years, including meeting certain growth requirements, and thus enhances the value of successful independent resellers and the distribution network as a whole. Because the Company does not know which independent resellers will avail themselves of this provision and when they might do so after becoming eligible, the Company believes that it is not possible to determine any future contingency requirement. Any potential purchase obligation is, however, based on a multiple of net cash flow. Any purchase is, therefore, funded primarily through the stream of future cash flows from the purchased independent reseller, which is enhanced by the capture of integrated distribution margins

Letters of Credit-The Company has outstanding standby letters of credit (see Note 5).

Purchase Commitment-The United States Congress, with the 2002 Farm Bill, changed dramatically the Peanut Program to reflect the handling of other basic commodity programs (Corn, Wheat, Cotton) administered by United States Department of Agriculture (USDA).

For the Company, this required moving from a supply contract, previously used by Tom’s Foods Inc. to purchasing peanuts directly from the grower, as well as providing the grower with public warehousing for his peanuts placed under a Commodity Credit Corporation (USDA-CCC) Loan. The grower stores peanuts in the Tom’s Foods Inc.’s silos, holds title to those peanuts and may borrow money from the government, based on the value of those peanuts. Most of the peanuts placed in the Company’s silos are ultimately sold to Tom’s Foods Inc. subsequently by the grower. The Company has licensed the silos at Columbus, Georgia with the USDA as a public warehouse. Tom’s Foods Inc. must provide warehouse services for the grower on peanuts other than those ultimately sold to the Company. If the peanuts are not redeemed by the grower, after nine (9) months, they become the property of USDA-CCC and the Company then provides storage services for USDA-CCC until the peanuts are disposed of by USDA-CCC. All cost of storage is the responsibility of the grower or USDA-CCC unless the Company waives these cost for peanuts ultimately redeemed by Tom’s Foods Inc. for use in its manufacturing facility. Waived costs become part of the cost for peanuts used in Company’s manufacturing facility, as with peanuts purchased at the time of delivery.

The Company signs contracts with growers to purchase some portion of the peanuts at the time of delivery and some portion at a later date, as specified by the Company. The grower, most often, (but is not required to) uses the warehouse receipt, provided by the Company, as collateral with USDA to obtain a loan on the peanuts that will be sold to the Company at a later date. As of January 3, 2004, Tom’s Foods Inc. is committed to purchasing 2,700 tons of peanuts at the market price on the date of their purchase. Therefore, Tom’s has not recorded a liability for this commitment as the price is dependent on the date of purchase. Additionally, the Company believes all of these peanuts will be consumed in operations.

11. CHANGE IN ESTIMATE EFFECTED BY A CHANGE IN ACCOUNTING PRINCIPLE

Over time, the Company has increased its competitive emphasis on market channels requiring wire rack displays, has implemented tracking and reporting procedures to more precisely account for and track displays placed into service, and has increased attention to recovery and placement of wire rack displays. In the first quarter of 2003, the company procured a large national account that required an investment in wire rack displays that was substantially larger than prior investments in a single retail account. As a result, at the beginning of the fourth quarter (September 7, 2003) wire display racks placed into service after September 7, 2003, were capitalized on the date of purchase and will be depreciated over a three year period. Prior to this change, the company expensed the wire display racks when placed into operation. The impact of the change in estimate effected by this change in accounting principle was to decrease net loss in 2003 by approximately $80,000 from that which would have been reported had this change in accounting principle not been made. However, the effect of this change may be more material in future periods. During the first three quarters of 2003, prior to this change, displays placed into service of approximately $860,000 were expensed.

12. UNAUDITED QUARTERLY FINANCIAL STATEMENT DATA

	Quarter Ended	Quarter Ended	Quarter Ended	Quarter Ended
(In thousands)	March 22, 2003	June 14, 2003	Sept. 6, 2003	Jan. 3, 2004
Net sales	$46,739	$46,579	$44,330	$58,078
Cost of goods sold	(30,176)	(28,312)	(27,131)	(35,387)

Gross profit	16,563	18,267	17,199	22,691
Expenses and other income	(17,273)	(16,333)	(15,910)	(21,287)

Income from operations	(710)	1,934	1,289	1,404
Interest expense and provision for income taxes	(1,645)	(1,665)	(1,680)	(2,208)

Net Income (loss)	$(2,355)	$269	$(391)	$(804)

	Quarter Ended	Quarter Ended	Quarter Ended	Quarter Ended
(In thousands)	March 23, 2002	June 15, 2002	Sept. 7, 2002	Dec. 28, 2002
Net sales	$48,902	$52,087	$47,288	$60,965
Cost of goods sold	(31,285)	(32,378)	(30,452)	(38,357)

Gross profit	17,617	19,709	16,836	22,608
Expenses and other income	(16,120)	(16,394)	(14,954)	(19,959)

Income from operations	1,497	3,315	1,882	2,649
Interest expense and provision for income taxes	(1,655)	(1,706)	(1,740)	(2,186)
Cumulative effect of a change in accounting principle	(22,934)	0	0	0

Net Income (loss)	$(23,092)	$1,609	$142	$463

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Shareholders of
Tom’s Foods, Inc.

We have audited the financial statements of Tom’s Foods, Inc. (the “Company”) as of January 3, 2004 and December 28, 2002, and for the two years in the period ended January 3, 2004, and have issued our report thereon dated April 2, 2004 (such report is included elsewhere in this Form 10-K and expresses an unqualified opinion and includes an explanatory paragraph concerning (1) a change in estimate effected by a change in accounting method for wire rack displays, (2) the adoption of Statement of Financial Accounting Standards No. 145, (3) the adoption of Statement of Financial Accounting Standards No. 142 (4) the uncertainty with respect to the Company’s ability to continue as a going concern and (5) the application of procedures relating to certain reclassifications, adjustments and disclosures of financial statement amounts related to the Company’s 2001 financial statements that were audited by other auditors who have ceased operations) such report is included elsewhere in this Form 10-K. Our audit also included the 2003 and 2002 financial statement schedules of the Company listed in Item 15(a) of this Form 10-K. These financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audit. In our opinion, such 2003 and 2002 financial statement schedules, when considered in relation to the 2003 and 2002 basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein. The financial statement schedule for the year ended December 29, 2001 was audited by other auditors who have ceased operations. Those auditors expressed an opinion, in their report dated February 7, 2002, that such 2001 financial statement schedule, when considered in relation to the 2001 basic financial statements taken as a whole, (prior to the adjustments, disclosures and reclassifications referred to above) presented fairly, in all material respects, the information set fourth therein.

Atlanta, Georgia
April 6, 2004

TOM’S FOODS INC.
Valuation and Qualifying Accounts
Allowance for Doubtful Accounts
(in thousands)

	Balance at	Charged to	Charged to				Balance at
	Beginning	Cost and	Other				End of
	of the Period	Expenses	Accounts		Deductions		the Period
2001	1,701	675	169	(A)	697	(B)	1,848
2002	1,848	675	114	(A)	950	(B)	1,687
2003	1,687	100	124	(A)	793	(B)	1,118

(A) Represents amounts recovered

(B) Represents amounts charged against the reserve