Form 10-Q
period 2004-03-27
TOMS FOODS INC
filed 2004-05-11
CIK 1048339

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[✓] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarter (twelve-weeks) ended March 27, 2004

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

Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days. Yes [✓] No [  ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). [  ] Yes [✓] No

TOM’S FOODS INC.

QUARTERLY REPORT ON FORM 10-Q
FOR THE TWELVE-WEEKS
ENDED MARCH 27, 2004

TOM’S FOODS INC.

CONDENSED BALANCE SHEETS
MARCH 27, 2004 AND JANUARY 3, 2004
(in thousands except share data)

	March 27, 2004	January 3, 2004
ASSETS
Current Assets:
Cash and cash equivalents	$1,032	$1,444
Accounts and notes receivable, net of allowance for uncollectible of $1,104 and $1,119 at March 27, 2004 and January 3, 2004, respectively	11,626	10,120
Inventories:
Raw materials	2,739	2,484
Packaging materials	2,038	1,518
Finished goods and work in progress	4,918	4,133
Other current assets	3,651	3,504

Total current assets	26,004	23,203

Property, plant, and equipment:
Land and land improvements	5,702	5,702
Buildings	18,536	18,515
Machinery, equipment and vehicles	61,759	61,670
Vending and other distribution equipment	12,703	12,888
Furniture and fixtures	18,149	17,399
Construction in progress	8,065	8,075

Total property, plant, and equipment	124,914	124,249
Accumulated depreciation	(77,616)	(76,386)

Net property, plant, and equipment	47,298	47,863

Noncurrent accounts and notes receivable, net	207	312
Litigation escrow deposit	1,563	1,563
Deferred financing costs, net	356	477
Intangible assets, net	19,150	19,312
Goodwill	793	790

Total assets	$95,371	$93,520

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Revolving debt	$4,624	$96
Accounts payable	8,944	9,700
Accrued liabilities	7,950	8,131
Current portion of other debt obligations	60,252	60,268

Total current liabilities	81,770	78,195

Long term debt obligations	197	271
Other long term obligations	37	37
Accrued pension cost	15,398	15,242

Total liabilities	97,402	93,745

Exchangeable portion of Preferred Stock, $.01 par value, Class A, 7,000 shares authorized, 7,000 shares issued and outstanding at March 27, 2004 and January 3, 2004	10,000	10,000
Shareholders’ Equity:
Common stock, $0.01 par value; 10,000 shares authorized, 5,000 shares issued and outstanding at March 27, 2004 and January 3, 2004	0	0
Nonexchangeable portion of Preferred Stock, $.01 par value, Class A, 7,000 shares authorized, 7,000 shares issued and outstanding at March 27, 2004 and January 3, 2004	3,486	3,158
Preferred Stock, $.01 par value, Class B, 21,737 shares authorized, 21,737 shares issued and outstanding at March 27, 2004 and January 3, 2004	39,411	38,545
Additional paid-in capital	43,725	43,725
Accumulated other comprehensive loss	(7,542)	(7,542)
Accumulated deficit	(91,111)	(88,111)

Total shareholders’ equity	(12,031)	(10,225)

Total liabilities and shareholders’ equity	$95,371	$93,520

See notes to interim condensed financial statements

TOM’S FOODS INC.

CONDENSED STATEMENTS OF OPERATIONS
FOR THE TWELVE WEEKS ENDED
MARCH 27, 2004 AND MARCH 22, 2003
(in thousands)

	Twelve Weeks Ended
	March 27, 2004	March 22, 2003
	(unaudited)	(unaudited)
Net sales	$41,623	$46,739
Cost of goods sold	(25,946)	(30,176)

Gross profit	15,677	16,563
Expenses and other income:
Selling and administrative expenses	(15,901)	(17,293)
Amortization of intangible assets	(164)	(162)
Other operating income, net	179	182

Loss from operations	(209)	(710)
Interest expense, net	(1,571)	(1,614)

Loss before income taxes	(1,780)	(2,324)
Provision for income taxes	(26)	(31)

Net loss	$(1,806)	$(2,355)

See notes to interim condensed financial statements

TOM’S FOODS INC.

CONDENSED STATEMENTS OF CASH FLOWS
FOR THE TWELVE WEEKS ENDED
MARCH 27, 2004 AND MARCH 22, 2003
( in thousands )

	Twelve Weeks Ended
	March 27, 2004	March 22, 2003
	(unaudited)	(unaudited)
Cash flows from operating activities:
Net loss	$(1,806)	$(2,355)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,621	2,107
Amortization of intangible assets	164	162
Amortization of deferred debt issuance cost	121	121
Provision for income taxes	26	31
Loss on disposal of property, plant, and equipment	13	4
Changes in operating assets and liabilities:
Accounts and notes receivable, net	(1,635)	(1,670)
Inventories	(1,660)	(1,384)
Other assets	(47)	(337)
Accounts payable	(520)	(2,753)
Other liabilities	(52)	(1,344)
Accrued pension cost	0	164

Total adjustments	(1,969)	(4,899)

Net cash used in operating activities	(3,775)	(7,254)

Cash flows from investing activities:
Additions to property, plant, and equipment	(1,149)	(791)
Proceeds from disposal of property, plant, and equipment	73	5

Net cash used in investing activities	(1,076)	(786)

Cash flows from financing activities:
Net borrowing from working capital revolving facility	4,528	7,619
(Payments) borrowings of other long-term debt	(89)	(58)

Net cash provided by financing activities	4,439	7,561

Decrease in cash and cash equivalents	(412)	(479)
Cash and cash equivalents, beginning of period	1,444	1,856

Cash and cash equivalents, end of period	$1,032	$1,377

Interest paid during the period	$183	$209
Income taxes paid during the period	$26	$22

TOM’S FOODS INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

Item 1. FINANCIAL STATEMENTS

The accompanying unaudited financial statements of Tom’s Foods Inc. have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. It is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto included in the annual report on Form 10-K for the fiscal year ended January 3, 2004.

The accompanying unaudited financial statements include, in the opinion of management, all adjustments, which are of a normal recurring nature, necessary for a fair presentation for the periods presented. Results for the interim periods presented are not necessarily indicative of results that may be expected for a full fiscal year.

Fiscal Year

The Company’s fiscal year is the 52- or 53-week period ending on the Saturday nearest to December 31. The current year, fiscal 2004, ends January 1, 2005 and contains 52 weeks. The Company’s first three quarters contain twelve-weeks of results while the fourth quarter contains 16 or 17 weeks coinciding with the Company’s fiscal year.

Going Concern

The Company currently has a $17 million revolving credit facility due in August of 2004. As of January 3, 2004, there is $96,000 borrowed and $2,839,000 letters of credit issued under this facility. The Company also has $60,000,000 of 10.5% Senior Secured Notes (the “Notes”). These Notes are due in November of 2004 and therefore, are classified as current liabilities on the January 3, 2004 balance sheet. The Notes became callable on November 1, 2003 and the Company is currently in the process of refinancing the Notes. Although there can be no assurance this debt will be refinanced, management believes that the Company will be able to obtain refinancing, in a timely manner. If the refinancing is not completed, it may indicate that the Company will be unable to continue as a going concern and therefore may not be able to realize its assets and settle its liabilities in the normal course of business.

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

Revenue Recognition

Revenues for independent reseller sales are recognized when the goods are received by the independent reseller. Revenues for product sold through the Company’s internal distribution network are recognized when the goods are received by the retailer. Revenues for contract sales are recognized when the goods are picked up by the customer. The Company accounts for certain sales incentives given to customers as a reduction of net sales. In May 2000, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue 00-14, Accounting for Certain Sales Incentives. Issue 00-14 addresses the recognition and income statement classification of various sales incentives. Among its requirements, the consensus requires costs related to customer price reductions at the point of sale and other product promotions currently classified as marketing costs to be classified as a reduction of revenue. The Company adopted this standard during 2002. The impact of adopting this consensus for the quarters ended March 27, 2004 and March 22, 2003 resulted in the reduction of selling and administrative expenses and net sales by approximately $2,100,000 and $2,338,000, respectively.

Inventories

Inventories are stated at the lower of cost or market. Cost is determined using the average cost for raw materials, packaging materials, and work in process. Finished goods cost is determined using the first-in, first-out method. Cost elements include the cost of raw materials, direct labor, and overhead incurred in the manufacturing process.

Pension Plans

The Company’s pension costs are determined by using various assumptions and methodologies as prescribed by Statement of Financial Accounting Standards No. 87, “Employers’ Accounting for Pensions”. These assumptions include discount rates, inflation, rate of compensation increases, expected return on plan assets, mortality rates and other factors. The Company believes that the assumptions utilized in recording the obligations under our plans are reasonable based on input from our outside actuary. FAS 87 allows plan sponsors to look to rates of return on high-quality (Aa or higher) fixed income investments of similar duration in selecting a discount rate. Management, after consultation with the plan’s actuaries, determined that 6.25% was a reasonable rate for the evaluation of its obligation at January 3, 2004. Choosing a higher discount rate would decrease those pension obligations, while choosing a lower discount rate would increase those obligations. The Company recorded an additional minimum liability of $7,900,000 for the fiscal year ended December 28, 2002. For the year ended January 3, 2004, the Company recorded a reduction to other comprehensive income of $201,000 and a reduction in the intangible asset of $76,000. During the quarters ended March 27, 2004 and March 22, 2003, the Company recorded no significant changes in periodic cost. The Company expects to contribute $1,500,000 to the Company’s pension plans for the year ended January 1, 2005.

Hedging Transactions

The Company has limited involvement with derivative financial instruments and does not use them for speculative purposes. The Company enters into various futures contracts and futures options to reduce the impact of volatility in raw material prices. Effective December 31, 2000, the Company adopted the Financial Accounting Standards Board’s (“FASB”) Statement of Financial Accounting Standard (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” subsequently amended by SFAS No. 138, “Accounting for Certain Derivative Instruments.” SFAS No. 133 and SFAS No. 138 require the Company to recognize all derivative instruments as assets or liabilities and to measure those instruments at fair value. Changes in the derivative fair values are deferred and recorded as a component of accumulated other comprehensive income until the hedged transactions occur and are recognized in earnings. Any ineffective portion of a hedging derivative’s change in fair value is immediately recognized in earnings. The Company formally documents all relationships between hedging instruments and hedged items as well as its risk management objectives and strategies for undertaking the hedge transactions. The Company links all hedges to forecast transactions and assesses, both at the inception of the hedge and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in cash flows of hedged items. Adoption of these Statements did not have a significant impact on the Company’s financial position and operating results. At March 27, 2004, the Company had no open futures or options contracts.

Displays

In the first quarter of 2003, the Company procured a large national account that required an investment in wire rack displays that was substantially larger than prior investments in a single retail account. The Company has been and is expected to continue to focus on marketing channels that require a larger investment in wire rack displays. Additionally, over a period of time, the Company had been refining tracking and reporting procedures to more precisely account for and track wire displays placed in service and to implement a change in management’s intention regarding the control and recovery of wire display racks placed in service. At the beginning of the fourth quarter (September 7, 2003), with the Company’s increased competitive emphasis on market channels requiring wire racks, the improved tracking and reporting procedures, and the increased attention to recovery and placement, wire display racks placed into service after September 7, 2003, were capitalized on the date of purchase and will be depreciated over a three year period. Prior to the fourth quarter of 2003, wire rack displays were expensed when they were placed into service. All wire rack displays purchased in the future will be capitalized and depreciated over three years. During the first quarter of 2004, the Company capitalized $143,000 in wire rack displays.

Statement of Financial Accounting Standards No. 150

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments With Characteristics of Both Liabilities and Equity. The statement establishes standards for how an issuer classifies and measures certain financial instruments with both characteristics of liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Adoption of this standard is required for existing or new contracts for fiscal years beginning after December 15, 2003. The Company’s Class A preferred stock may be exchanged, at the Company’s option, for an equal amount of senior debt if the Company meets certain financial targets, as defined. As the Class A preferred stock is only redeemable upon the Company meeting certain financials targets, which have not been met as of March 27, 2004, and is redeemable at the option of the Company, no reclassification of the Class A preferred stock is required under SFAS No. 150.

Revolving Credit Facility

Revolver borrowings were $4.5 million in the first quarter of 2004 compared to $7.6 million in the same period of 2003.

Goodwill and Intangible Assets

The useful lives of amortizable intangible assets are evaluated periodically, and subsequent to impairment reviews, to determine whether revision is warranted. If cash flows related to a nonamortizable intangible are not expected to continue beyond the foreseeable future, a useful life would be assigned.

Upon adoption of SFAS No. 141, the Company reclassified certain intangible assets previously allocated to assembled staff into goodwill, and ceased amortization related to these intangibles. A summary of the changes to goodwill for the periods ended January 3, 2004 and March 27, 2004 is presented below (in thousands):

		Carrying
	Goodwill	Value
Balance at January 3, 2004	$790	$790
Add: Goodwill Acquired	3	3
Balance at March 27, 2004	$793	$793

Other intangible assets are subject to amortization with useful lives ranging up to 35 years. Intangible assets with indefinite lives are not amortized. The Company has reviewed the carrying value of these assets under the guidance of SFAS No. 144 and determined there was no impairment related to these balances. Intangible assets at January 3, 2004 and March 27, 2004 consist of the following (in thousands):

		Accumulated	Carrying
Balance January 3, 2004	Total	Amortization	Value
Trademark	$4,803	$(1,121)	$3,682
Distribution System	22,432	(7,364)	15,068
Distribution System, intangible asset acquired	465	(24)	441
Unamortized prior service cost	121	—	121

	$27,821	$(8,509)	$19,312

		Accumulated	Carrying
Balance March 27, 2004	Total	Amortization	Value
Trademark	$4,803	$(1,121)	$3,682
Distribution System	22,432	(7,523)	14,909
Distribution System, intangible asset acquired	465	(27)	438
Unamortized prior service cost	121	—	121

	$27,821	$(8,671)	$19,150

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

TWELVE-WEEKS ENDED MARCH 27, 2004
COMPARED TO TWELVE-WEEKS ENDED MARCH 22, 2003

Net Sales for the quarter ended March 27, 2004 were $41.6M a decrease of $5.1M versus the same quarter in 2003. The shortfall to prior year is a result of reduced co-pack run rate, as discussed in earlier filings. This factor moderated on a run rate basis in the quarter and is anticipated to improve further in the following quarters.

Gross Profit for the quarter was $15.7 million or a gross margin of 37.7%, compared to $16.6 million or a gross margin of 35.4% in the first quarter of 2003. The gross profit shortfall is due to the reduction in co-pack volume, which carries a lower gross margin and is being offset in part by the branded business, which is favorable to prior year and carries a higher gross margin.

For the first quarter 2004, selling and administrative expenses decreased to $15.9 million from $17.3 million in the 2003 period, a decrease of 8.0% or $1.4 million due to the one time charges that occurred in the first quarter of 2003 and continued cost controls. As the Company continues to invest and grow its Company owned route program these expenses will increase, offset by margin and fixed cost coverage.

Other Income was $179,000 for the first quarter of 2004 compared to $182,000 for the corresponding period in 2003.

Interest expense, net of interest income was $1.6 million in the first quarter of both 2004 and 2003.

The provision for income taxes was relatively flat at $26,000 in 2004 compared to $31,000 for 2003. The Company estimates that it will have no Federal tax obligation for the fiscal year due to loss carryforwards from prior years.

The net loss for the twelve-week period ended March 27, 2004 was $1.8 million, favorable by $600,000, compared to a net loss of $2.4 million for the same period of 2003.

EBITDA for the first twelve weeks was $1.5 million a favorable variance of $16,000 to prior year due to the factors discussed above.

FINANCIAL CONDITION

Liquidity and Capital Resources

On October 14, 1997, the Company issued (the “Offering”) $60 million of its 10.5% Senior Secured Notes (the “Notes”) due November 1, 2004. The Notes are secured by a first lien on and security interest in all of the Company’s real properties, other than the Perry, FL and Knoxville, TN facilities and the Company’s equipment and intellectual property. The indenture governing the Notes has certain covenants including, without limitation, covenants limiting the incurrence of additional indebtedness, assets sales, investments, restricted payments and liens. In connection with the Offering, the Company incurred $3.5 million in fees and expenses, which were capitalized and are being amortized over the seven year term of the Notes. As of March 27, 2004 the accumulated amortization of these costs equaled approximately $3.3 million. The Notes are due in November of 2004 and therefore, are classified as current liabilities on the March 27, 2004 balance sheets. The Notes became callable on November 1, 2003 and the Company is currently in the process of refinancing the Notes. The Company may redeem the Notes in whole at 100%, plus accrued interest through the date of redemption. Although there can be no assurance this debt will be refinanced, management believes that the Company will be successful in obtaining refinancing. If the refinancing is not completed, it may indicate that the Company will be unable to continue as a going concern and therefore may not be able to realize its assets and settles its liabilities in the normal course of business. Our auditors have included in their report for fiscal 2003 an explanatory paragraph expressing concern about our ability to continue as a going concern due to our Notes being classified as a current liability, if refinancing is not obtained. The Company is subject to various risks in connection with the operation of their businesses including among other things (i) changes in market and (ii) various competitive factors. The accompanying financial statements have been prepared assuming the Company will be able to continue as a going concern.

The Company currently has a $17 million revolving credit facility due in August 2004. Under the loan agreement, the revolving loan is based on 85% of all eligible accounts receivables, plus 55% of the value of eligible inventory, plus 10% of packaging materials, all as defined. The interest rate for the new revolving facility is the prime rate of interest or, at the Company’s option, LIBOR plus 2.0%. The average effective interest rate on the Company’s line of credit for the quarters ended March 27, 2004 and March 22, 2003 was 4.0% and 4.3% for each year, respectively. The revolving credit agreement requires the Company to maintain certain financial ratios relating to fixed charge coverage, working capital, and minimum borrowing availability, as defined. The Company’s revolving loan facility is secured by a first lien on and security interest in the inventory and receivables of the Company and certain related collateral. The Company’s $17 million revolving credit facility also includes letter-of-credit accommodations.

The Company’s cash flow requirements are for working capital, capital expenditures and debt service. The Company met its liquidity needs through internally generated funds and a revolving line of credit established in January 2000, which matures in August 2004.

As of March 27, 2004, the Company had an outstanding revolving loan balance of $4.6 million, letters of credit outstanding of $2.8 million, $3.3 million of borrowing availability.

Net cash used in operating activities was $2.0 million for the twelve week period ended March 27, 2004, a positive variance of $2.9 million, versus $4.9 million used by operations during the same period in 2003.

Net cash used in investing activities was $1.1 million in the first quarter of 2004 compared to $786,000 in 2003.

Net cash provided by financing activities was $4.4 million the first quarter of 2004 versus $7.6 million in the same period of 2003. Revolver borrowings were $4.5 million in the first quarter of 2004 compared to $7.6 million in the same period of 2003.

New Accounting Pronouncements

In December 2003, the FASB issued SFAS No. 132 (revised 2003), Employers’ Disclosures about Pensions and Other Postretirement Benefits. This statement revises employers’ disclosures about pension plans and other postretirement benefit plans; however it does not change the measurement or recognition of those plans required by SFAS No. 87, Employers’ Accounting for Pensions, SFAS No. 88, Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits, and SFAS No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions. The revised statement retains the disclosure requirements contained in the original SFAS No. 132 and requires additional disclosures to those in the original statement about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. The Company adopted the provision of SFAS No. 132 in its fiscal 2003 financial statements.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments With Characteristics of Both Liabilities and Equity. The statement establishes standards for how an issuer classifies and measures certain financial instruments with both characteristics of liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Adoption of this standard is required for existing or new contracts for fiscal years beginning after December 15, 2003. The Company’s Class A preferred stock may be exchanged, at the Company’s option, for an equal amount of senior debt if the Company meets certain financial targets, as defined. As the Class A preferred stock is only redeemable upon the Company meeting certain financials targets, which have not been met as of March 27, 2004, and is redeemable at the option of the Company, no reclassification of the Class A preferred stock is required under SFAS No. 150.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Raw materials used by the Company are subject to price volatility caused by weather, government farm programs, global supply and demand, and other unpredictable factors. To manage potential volatility in raw material prices, the Company from time to time enters into commodity future and option contracts, which are less than one year in duration. The Company’s Board-approved policy is to use such commodity derivative financial instruments only to the extent necessary to manage these raw material price exposures. The Company does not use these financial instruments for speculative purposes. These commodity instruments are marketable exchange traded contracts designated as hedges, and the changes in the market value of such contracts have a high correlation to the price changes of the hedged commodity. As of March 27, 2004, the Company had no open futures or options contracts in wheat, soybean oil, corn, diesel, or natural gas.

ITEM 4. CONTROLS AND PROCEDURES

The Company’s Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation, as of the end of the period covered by this report, that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. There have been no changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of the foregoing evaluation.

Part II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

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

ITEM 6. Exhibits and Reports on Form 8-K.

(a)	Exhibits.

Exhibit 31.1 - Section 302 Certification of the CEO

Exhibit 31.2 - Section 302 Certification of the CFO

Exhibit 32.1 - Section 906 Certification of the CEO

Exhibit 32.2 - Section 906 Certification of the CFO

(b)	Reports on Form 8-K.

There were no reports on Form 8-K filed by the Registrant during the quarter ended March 27, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, each Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TOM’S FOODS INC.

By /s/ Rolland G. Divin

Rolland G. Divin
President, Chief Executive Officer,
and Director (Principal Executive Officer)

Date: May 11, 2004

By /s/ Sharon M. Sanders

Sharon M. Sanders
Acting Chief Financial Officer

Date: May 11, 2004