Form 10-Q
period 2004-06-19
TOMS FOODS INC
filed 2004-08-03
CIK 1048339

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

     FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarter (twelve-weeks) ended June 19, 2004

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

     Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). ☐ Yes ☒ No

TOM’S FOODS INC.

QUARTERLY REPORT ON FORM 10-Q
FOR THE TWELVE-WEEKS
ENDED JUNE 19, 2004

TOM’S FOODS INC.
CONDENSED BALANCE SHEETS
JUNE 19, 2004 AND JANUARY 3, 2004
(in thousands except share data)

	June 19, 2004	January 3, 2004
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$1,453	$1,444
Accounts and notes receivable, net of allowance for uncollectible of $1,187 and $1,119 at June 19, 2004 and January 3, 2004, respectively	11,976	10,120
Inventories:
Raw materials	3,064	2,484
Packaging materials	2,297	1,518
Finished goods and work in progress	5,501	4,133
Other current assets	3,626	3,504

Total current assets	27,917	23,203

Property, plant, and equipment:
Land and land improvements	5,702	5,702
Buildings	18,536	18,515
Machinery, equipment and vehicles	61,968	61,670
Vending and other distribution equipment	12,697	12,888
Furniture and fixtures	24,407	17,399
Construction in progress	2,249	8,075

Total property, plant, and equipment	125,559	124,249
Accumulated depreciation	(79,283)	(76,386)

Net property, plant, and equipment	46,276	47,863

Noncurrent accounts and notes receivable, net	211	312
Litigation escrow deposit	1,563	1,563
Deferred financing costs, net	237	477
Intangible assets, net	18,991	19,312
Goodwill	801	790

Total assets	$95,996	$93,520

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Revolving debt	$6,583	$96
Accounts payable	10,072	9,700
Accrued liabilities	5,865	8,131
Current portion of other debt obligations	60,240	60,268

Total current liabilities	82,760	78,195

Long term debt obligations	162	271
Other long term obligations	37	37
Accrued pension cost	15,258	15,242

Total liabilities	98,217	93,745

Exchangeable portion of Preferred Stock, $.01 par value, Class A, 7,000 shares authorized, 7,000 shares issued and outstanding at June 19, 2004 and January 3, 2004	10,000	10,000
Shareholders’ Deficit:
Common stock, $0.01 par value; 10,000 shares authorized, 5,000 shares issued and outstanding at June 19, 2004 and January 3, 2004	0	0
Nonexchangeable portion of Preferred Stock, $.01 par value, Class A, 7,000 shares authorized, 7,000 shares issued and outstanding at June 19, 2004 and January 3, 2004	3,814	3,158
Preferred Stock, $.01 par value, Class B, 21,737 shares authorized, 21,737 shares issued and outstanding at June 19, 2004 and January 3, 2004	40,277	38,545
Additional paid-in capital	43,725	43,725
Accumulated other comprehensive loss	(7,542)	(7,542)
Accumulated deficit	(92,495)	(88,111)

Total shareholders’ deficit	(12,221)	(10,225)

Total liabilities and shareholders’ deficit	$95,996	$93,520

See notes to interim condensed financial statements

TOM’S FOODS INC.
CONDENSED STATEMENTS OF OPERATIONS
FOR THE TWELVE AND TWENTY-FOUR WEEKS ENDED
JUNE 19, 2004 AND JUNE 14, 2003
(in thousands)

	Twelve Weeks Ended		Twenty-four Weeks Ended
	June 19, 2004	June 14, 2003	June 19, 2004	June 14, 2003
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Net sales	$44,213	$46,579	$85,836	$93,318
Cost of goods sold	(27,278)	(28,312)	(53,224)	(58,488)

Gross profit	16,935	18,267	32,612	34,830
Expenses and other income:
Selling and administrative expenses	(15,393)	(16,333)	(31,294)	(33,626)
Amortization of intangible assets	(163)	(163)	(327)	(325)
Other operating income, net	121	163	300	345

Income from operations	1,500	1,934	1,291	1,224
Interest expense, net	(1,664)	(1,634)	(3,235)	(3,248)

Income (loss) before income taxes	(164)	300	(1,944)	(2,024)
Provision for income taxes	(26)	(31)	(52)	(62)

Net Income (loss)	$(190)	$269	$(1,996)	$(2,086)

See notes to interim condensed financial statements

TOM’S FOODS INC.
CONDENSED STATEMENTS OF CASH FLOWS
FOR THE TWENTY-FOUR WEEKS ENDED
JUNE 19, 2004 AND JUNE 14, 2003
(in thousands)

	Twenty-Four Weeks Ended
	June 19, 2004	June 14, 2003
	(unaudited)	(unaudited)
Cash flows from operating activities:
Net loss	$(1,996)	$(2,086)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	3,367	3,946
Amortization of intangible assets	327	325
Amortization of deferred debt issuance cost	238	242
Provision for income taxes	52	62
(Gain) loss on disposal of property, plant, and equipment	(15)	4
Changes in operating assets and liabilities:
Accounts and notes receivable, net	(2,002)	(168)
Inventories	(2,827)	(994)
Other assets	(20)	359
Accounts payable	608	(2,694)
Other liabilities	(2,319)	(2,755)
Accrued pension cost	16	330

Total adjustments	(2,575)	(1,343)

Net cash used in operating activities	(4,571)	(3,429)

Cash flows from investing activities:
Additions to property, plant, and equipment	(1,939)	(1,695)
Proceeds from disposal of property, plant, and equipment	168	19

Net cash used in investing activities	(1,771)	(1,676)

Cash flows from financing activities:
Net borrowing from working capital revolving facility	6,487	6,085
Litigation escrow deposit	0	(1,563)
Payments of other long-term debt	(136)	(6)

Net cash provided by financing activities	6,351	4,516

Increase (decrease) in cash and cash equivalents	9	(589)
Cash and cash equivalents, beginning of period	1,444	1,856

Cash and cash equivalents, end of period	$1,453	$1,267

Interest paid during the period	$3,558	$3,577
Income taxes paid during the period	$52	$84

TOM’S FOODS INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS

Item 1.	FINANCIAL STATEMENTS

The accompanying unaudited financial statements of Tom’s Foods Inc. have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. It is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto included in the annual report on Form 10-K for the fiscal year ended January 3, 2004.

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

Going Concern

The Company currently has a $17 million revolving credit facility due in August of 2004. As of January 3, 2004, there were $96,000 borrowed and $2,839,000 letters of credit issued under this facility. The Company also has $60,000,000 of 10.5% Senior Secured Notes (the “Notes”). These Notes are due in November of 2004, and, therefore, are classified as current liabilities on the January 3, 2004 balance sheet. The Notes became callable on November 1, 2003 and the Company is currently in the process of refinancing the Notes. Although there can be no assurance this debt will be refinanced, management believes that the Company will be able to obtain refinancing, in a timely manner. If the refinancing is not completed, it may indicate that the Company will be unable to continue as a going concern, and, therefore may not be able to realize its assets and settle its liabilities in the normal course of business.

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

Revenue Recognition

Revenues for independent reseller sales are recognized when the goods are received by the independent reseller. Revenues for product sold through the Company’s internal distribution network are recognized when the goods are received by the retailer. Revenues for contract sales are recognized when the goods are picked up by the customer. The Company accounts for certain sales incentives given to customers as a reduction of net sales. In May 2000, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue 00-14, Accounting for Certain Sales Incentives. Issue 00-14 addresses the recognition and income statement classification of various sales incentives. Among its requirements, the consensus requires costs related to customer price reductions at the point of sale and other product promotions currently classified as marketing costs to be classified as a reduction of revenue. The Company adopted this standard during 2002. The impact of adopting this consensus for the quarters ended June 19, 2004 and June 14, 2003 resulted in the reduction of selling and administrative expenses and net sales by approximately $2,422,000 and $2,184,000, respectively.

Inventories

Inventories are stated at the lower of cost or market. Cost is determined using the average cost for raw materials, packaging materials, and work in process. Finished goods cost is determined using the first-in, first-out method. Cost elements include the cost of raw materials, direct labor, and overhead incurred in the manufacturing process.

Pension Plans

The Company’s pension costs are determined by using various assumptions and methodologies as prescribed by Statement of Financial Accounting Standards No. 87, “Employers’ Accounting for Pensions, SFAS No. 87”. These assumptions include discount rates, inflation, rate of compensation increases, expected return on plan assets, mortality rates and other factors. The Company believes that the assumptions utilized in recording the obligations under our plans are reasonable based on input from our outside actuary. SFAS No. 87 allows plan sponsors to look to rates of return on high-quality (Aa or higher) fixed income investments of similar duration in selecting a discount rate. Management, after consultation with the plan’s actuaries, determined that 6.25% was a reasonable rate for the evaluation of its obligation at January 3, 2004. Choosing a higher discount rate would decrease those pension obligations, while choosing a lower discount rate would increase those obligations. The Company recorded an additional minimum liability of $7,900,000 for the fiscal year ended December 28, 2002. For the year ended January 3, 2004, the Company recorded a reduction to other comprehensive income of $201,000 and a reduction in the intangible asset of $76,000. The Company contributed $293,000 to the pension plan in the second quarter and expects to contribute a remaining $1,200,000 to the Company’s pension plans for the year ended January 1, 2005.

Pension and other benefit costs for the periods ended June 19, 2004 and June 14, 2003 were as follows:

Tom’s Foods Inc. Pension Plan

	Three Months Ended		Six Months Ended
	June 19, 2004	June 14, 2003	June 19, 2004	June 14, 2003
Service Cost	$330,000	$289,000	$660,000	$578,000
Interest Cost	925,000	928,000	1,850,000	1,856,000
Expected Return on Assets	(1,020,000)	(1,060,000)	(2,040,000)	(2,119,000)
Amortizations
- Unrecognized transition obligation	0	0	0	0
- Prior service cost	20,000	17,000	40,000	34,000
- Actuarial loss	10,000	0	20,000	0

Net Periodic Pension Cost	$265,000	$174,000	$530,000	$349,000

Tom’s Foods Inc. SERP

	Three Months Ended		Six Months Ended
	June 19, 2004	June 14, 2003	June 19, 2004	June 14, 2003
Service Cost	$350	$323	$700	$646
Interest Cost	22,700	22,725	45,400	45,450
Expected Return on Assets	0	0	0	0
Amortizations
- Unrecognized transition obligation	0	0	0	0
- Prior service cost	1,550	1,550	3,100	3,100
- Actuarial loss	2,900	2,886	5,800	5,772

Net Periodic Pension Cost	$27,500	$27,484	$55,000	$54,968

Hedging Transactions

The Company has limited involvement with derivative financial instruments and does not use them for speculative purposes. The Company enters into various futures contracts and futures options to reduce the impact of volatility in raw material prices. Effective December 31, 2000, the Company adopted the Financial Accounting Standards Board’s (“FASB”) Statement of Financial Accounting Standard (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” subsequently amended by SFAS No. 138, “Accounting for Certain Derivative Instruments.” SFAS No. 133 and SFAS No. 138 require the Company to recognize all derivative instruments as assets or liabilities and to measure those instruments at fair value. Changes in the derivative fair values are deferred and recorded as a component of accumulated other comprehensive income until the hedged transactions occur and are recognized in earnings. Any ineffective portion of a hedging derivative’s change in fair value is immediately recognized in earnings. The Company formally documents all relationships between hedging instruments and hedged items as well as its risk management objectives and strategies for undertaking the hedge transactions. The Company links all hedges to forecast transactions and assesses, both at the inception of the hedge and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in cash flows of hedged items. Adoption of these Statements did not have a significant impact on the Company’s financial position and operating results. At June 19, 2004, the Company had no open futures or options contracts.

Displays

In the first quarter of 2003, the Company procured a large national account that required an investment in wire rack displays that was substantially larger than prior investments in a single retail account. The Company has been and is expected to continue to focus on marketing channels that require an investment in wire rack displays. Additionally, over a period of time, the Company had been refining tracking and reporting procedures to more precisely account for and track wire displays placed in service and to implement a change in management’s intention regarding the control and recovery of wire display racks placed in service. At the beginning of the fourth quarter (September 7, 2003), with the improved tracking and reporting procedures, and the increased attention to recovery and placement, wire display racks placed into service after September 7, 2003, were capitalized on the date of purchase and will be depreciated over a three year period. Prior to the fourth quarter of 2003, wire rack displays were expensed when they were placed into service. All wire rack displays purchased in the future will be capitalized and depreciated over three years. During the first twenty-four weeks of 2004, the Company capitalized $253,000 in wire rack displays.

Statement of Financial Accounting Standards No. 150

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments With Characteristics of Both Liabilities and Equity. The statement establishes standards for how an issuer classifies and measures certain financial instruments with both characteristics of liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Adoption of this standard was required for existing or new contracts for fiscal years beginning after December 15, 2003. The Company’s Class A preferred stock may be exchanged, at the Company’s option, for an equal amount of senior debt if the Company meets certain financial targets, as defined. As the Class A preferred stock is only redeemable upon the Company meeting certain financial targets, which have not been met as of June 19, 2004, and is redeemable at the option of the Company, no reclassification of the Class A preferred stock is required under SFAS No. 150.

Revolving Credit Facility

Borrowings under the $17 million revolving credit facility due in August 2004 were $6.6 million in the second quarter of 2004 compared to $6.1 million in the same period of 2003. Under the loan agreement, the revolving loan is based on 85% of all eligible accounts receivables, plus 55% of the value of eligible inventory, plus 10% of packaging materials, all as defined. The interest rate for the new revolving facility is the prime rate of interest or, at the Company’s option, LIBOR plus 2.0%. The average effective interest rate on the Company’s line of credit for the quarters ended June 19, 2004 and June 14, 2003 was 4.1% and 4.3%, respectively. The Company’s revolving loan facility is secured by a first lien on and security interest in the inventory and receivables of the Company and certain related collateral.

Goodwill and Intangible Assets

The useful lives of amortizable intangible assets are evaluated periodically, and are subject to impairment reviews, to determine whether revision in carrying value is warranted. If cash flows related to a nonamortizable intangible are not expected to continue beyond the foreseeable future, a useful life would be assigned.

Upon adoption of SFAS No. 141, the Company reclassified certain intangible assets previously allocated to assembled staff into goodwill, and ceased amortization related to these intangibles. A summary of the changes to goodwill for the period from January 3, 2004 to June 19, 2004 is presented below (in thousands):

		Carrying
	Goodwill	Value
Balance at January 3, 2004	$790	$790
Add: Goodwill Acquired	11	11
Balance at June 19, 2004	$801	$801

Other intangible assets are subject to amortization with useful lives ranging up to 35 years. Intangible assets with indefinite lives are not amortized. The Company has reviewed the carrying value of these assets under the guidance of SFAS No. 144 and determined there was no impairment related to these balances. Intangible assets at January 3, 2004 and June 19, 2004 consist of the following (in thousands):

		Accumulated	Carrying
Balance January 3, 2004	Total	Amortization	Value
Trademark	$4,803	$(1,121)	$3,682
Distribution System	22,432	(7,364)	15,068
Distribution System, intangible asset acquired	465	(24)	441
Unamortized prior service cost	121	—	121

	$27,821	$(8,509)	$19,312

		Accumulated	Carrying
Balance June 19, 2004	Total	Amortization	Value
Trademark	$4,803	$(1,121)	$3,682
Distribution System	22,432	(7,683)	14,749
Distribution System, intangible asset acquired	471	(32)	439
Unamortized prior service cost	121	—	121

	$27,827	$(8,836)	$18,991

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

TWELVE-WEEKS ENDED JUNE 19, 2004
COMPARED TO TWELVE-WEEKS ENDED JUNE 14, 2003

Net Sales for the quarter ended June 19, 2004 were $44.2 million a decrease of $2.4 million versus the same quarter in 2003. Co-pack volume was substantially lower in the quarter ended June 19, 2004 than the same quarter in the prior year due to lost run rate volume from 2003 discussed in earlier filings. Branded National Account volume (basically convenience stores) was lower in the quarter ended June 19, 2004 than the same quarter in the prior year due to; the initiation of bankruptcy proceedings by several convenience store chains, lower in-store take off in convenience stores due to decreased disposable consumer income and higher gas prices and diminished convenience store cash flow due to decreased levels of higher margin sales (that are primarily generated from snacks, beverages, cigarettes sales, etc.). The build up of inventory and the sales by convenience stores during the Memorial Day weekend were weaker than expected due to these factors.

Gross Profit for the second quarter of 2004 was $16.9 million or a gross margin of 38.3%, compared to $18.3 million or a gross margin of 39.2% in the second quarter of 2003. The gross profit decrease was also impacted by reduced National Account volume, which primarily consists of higher gross profit chip products. The commodity and energy market price increases continue to adversely affect gross profit. Also adversely affecting gross profit in the quarter ended June 19, 2004 were increased packaging and raw material costs of approximately $1.6 million that have been absorbed by the Company compared to the second quarter of 2003.

For the second quarter of 2004, selling and administrative expenses decreased $900,000 or 6.0% to $15.4 million from $16.3 million in the second quarter of 2003 due to the one time charges that occurred in the second quarter of 2003 due primarily to one time costs associated with the increased distribution from new National Account customers and continued cost controls. As the Company continues to invest and grow its Company owned route program selling and administrative expenses are expected to increase.

Other Income was $121,000 for the second quarter of 2004 compared to $163,000 for the corresponding period in 2003, due to reduced affiliated commissions.

Interest expense, net of interest income was $1.7 million in the second quarter of 2004 compared to $1.6 million in the same period of 2003.

The provision for income taxes was $26,000 in 2004 compared to $31,000 for 2003. The Company estimates that it will have no Federal tax obligation for the fiscal year due to loss carryforwards from prior years.

The net loss for the twelve-week period ended June 19, 2004 was $190,000 compared to a net income of $269,000 for the same period of 2003, which is result of the sales decrease discussed above.

EBITDA for the second quarter was $3.4 million compared to $3.9 million in the prior year due to the factors discussed above.

TWENTY-FOUR WEEKS ENDED JUNE 19, 2004
COMPARED TO TWENTY-FOUR WEEKS ENDED JUNE 14, 2003

Net Sales for the twenty-four weeks ended June 19, 2004 were $85.8 million a decrease of $7.5 million versus the same period in 2003. Co-pack volume was substantially lower in the twenty-four weeks ended June 19, 2004 than the same period in the prior year due to lost run rate volume from 2003 discussed in earlier filings. Branded National Account volume (basically convenience stores) was lower in the twenty-four weeks ended June 19, 2004 than the same period in the prior year due to; the initiation of bankruptcy proceedings by several convenience store chains, lower in-store take off in convenience stores due to decreased disposable consumer income and higher gas prices and diminished convenience store cash flow due to decreased levels of higher margin sales (that are primarily generated from snacks, beverages, cigarettes sales, etc.). The build up of inventory and the sales by convenience stores during the Memorial Day weekend were weaker than expected due to these factors.

Gross Profit for the first half of 2004 was $32.6 million or a gross margin of 38.0%, compared to $34.8 million or a gross margin of 37.3% in the first half of 2003. The commodity and energy market price increases continue to adversely affect gross profit. Also adversely affecting gross profit in the quarter ended June 19, 2004 were increased packaging and raw material costs of approximately $1.6 million that have been absorbed by the Company compared to the second quarter of 2003.

For the first twenty four weeks in 2004, selling and administrative expenses decreased to $31.3 million from $33.6 million in the 2003 period, a decrease of 7.0% or $2.3 million due to the one time charges that occurred in the first half of 2003 and continued cost controls, some of which are directly related to the reduced National Account volume. As the Company continues to invest and grow its Company owned route program selling and administrative expenses are expected to increase.

Other Income was $300,000 for the first half of 2004 compared to $345,000 for the corresponding period in 2003 due to reduced affiliated commissions.

Interest expense, net of interest income was $3.2 million in the twenty four week period of both 2004 and 2003.

The provision for income taxes was $52,000 in 2004 compared to $62,000 for 2003. The Company estimates that it will have no Federal tax obligation for the fiscal year due to loss carryforwards from prior years.

The net loss for the twenty four week period ended June 19, 2004 was $2.0 million, favorable by $100,000, compared to a net loss of $2.1 million for the same period of 2003.

EBITDA for the twenty four weeks was $5.0 million versus $5.5 million in the prior year due to the factors discussed above.

Estimated Fiscal 2004 vs. Fiscal 2003 Results

     The Company is estimating that fiscal 2004 net sales will be lower than fiscal 2003 levels and the fiscal 2004 EBITDA is expected to be in a range of approximately $14.0 million to $15.0 million. In addition, fiscal 2004 operating cash flow after interest expense is estimated to be approximately $4.0 million.

     The above estimated fiscal 2004 over fiscal 2003 results are based upon the following expectations and assumptions:

•	Approximately $2.5 million of the sales decline is expected to be attributable to an extra week in fiscal 2003;

•	Commodity and energy prices and other raw material/packaging costs continue to increase over fiscal 2003 as discussed above.

     In part offsetting these factors in the second half of the year are:

•	Revised marketing programs have been initiated and are in place for the remainder of the year which are expected to generate a net sales increase in 2004, compared to the prior year of over 3%, adjusted for the 53rd week in 2003;

•	Company routes continue to perform better than prior year;

•	Overall improvement in product/channel mix.

FINANCIAL CONDITION

Liquidity and Capital Resources

On October 14, 1997, the Company issued (the “Offering”) $60 million of its 10.5% Senior Secured Notes (the “Notes”) due November 1, 2004. The Notes are secured by a first lien on and security interest in all of the Company’s real properties, other than the Perry, FL and Knoxville, TN facilities and the Company’s equipment and intellectual property. The indenture governing the Notes has certain covenants including, without limitation, covenants limiting the incurrence of additional indebtedness, assets sales, investments, restricted payments and liens. In connection with the Offering, the Company incurred $3.5 million in fees and expenses, which were capitalized and are being amortized over the seven year term of the Notes. As of June 19, 2004 the accumulated amortization of these costs equaled approximately $3.4 million. The Notes are due in November of 2004 and therefore, are classified as current liabilities on the June 19, 2004 balance sheets. The Notes became callable on November 1, 2003 and the Company is currently in the process of refinancing the Notes. The Company may redeem the Notes in whole at 100%, plus accrued interest through the date of redemption. Although there can be no assurance this debt will be refinanced, management believes that the Company will be able to refinance the Notes. If the refinancing is not completed, it may indicate that the Company will be unable to continue as a going concern and therefore may not be able to realize its assets and settles its liabilities in the normal course of business. Our auditors have included in their report for fiscal 2003 an explanatory paragraph expressing concern about our ability to continue as a going concern, if refinancing is not obtained. The Company currently has two written proposals to refinance the Notes, and is in discussions with other potential lenders. The Company is subject to various risks in connection with the operation of its businesses including among other things (i) changes in market and (ii) various competitive factors. The accompanying financial statements have been prepared assuming the Company will be able to continue as a going concern.

The Company currently has a $17 million revolving credit facility due in August 2004. The Company is in discussions with its current revolving facility provider to extend the facility once the Company has made a final determination on the refinancing alternative. Additionally, the Company is in discussions with its owners to bridge the revolving credit facility in the event that the extension is not implemented. Under the loan agreement, the revolving loan is based on 85%

of all eligible accounts receivables, plus 55% of the value of eligible inventory, plus 10% of packaging materials, all as defined. The interest rate for the new revolving facility is the prime rate of interest or, at the Company’s option, LIBOR plus 2.0%. The average effective interest rate on the Company’s line of credit for the quarters ended June 19, 2004 and June 14, 2003 was 4.1% and 4.3% for each year, respectively. The revolving credit agreement requires the Company to maintain certain financial ratios relating to fixed charge coverage, working capital, and minimum borrowing availability, as defined. The Company’s revolving loan facility is secured by a first lien on and security interest in the inventory and receivables of the Company and certain related collateral. The Company’s $17 million revolving credit facility also includes letter-of-credit accommodations. As of June 19, 2004, the Company had an outstanding revolving loan balance of $6.6 million, letters of credit outstanding of $2.8 million and $2.9 million of borrowing availability.

The Company’s cash flow requirements are for working capital, capital expenditures and debt service. The Company met its liquidity needs through the second quarter of 2004 through internally generated funds and the revolving line of credit.

Net cash used in operating activities was $4.6 million for the twenty-four week period ended June 19, 2004 versus $3.4 million during the same period in 2003.

Net cash used in investing activities was $1.8 million in the first twenty-four weeks of 2004 compared to $1.7 million in 2003.

Net cash provided by financing activities was $6.4 million the first half of 2004 versus $4.5 million in the same period of 2003. Revolver borrowings were $6.6 million in the first half of 2004 compared to $6.1 million in the same period of 2003.

New Accounting Pronouncements

In December 2003, the FASB issued SFAS No. 132 (revised 2003) Employers’ Disclosures about Pensions and Other Postretirement Benefits. This statement revises employers’ disclosures about pension plans and other postretirement benefit plans; however it does not change the measurement or recognition of those plans required by SFAS No. 87, Employers’ Accounting for Pensions, SFAS No. 88, Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits, and SFAS No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions. The revised statement retains the disclosure requirements contained in the original SFAS No. 132 and requires additional disclosures to those in the original statement about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. The Company adopted the provision of SFAS No. 132 in its fiscal 2003 financial statements.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments With Characteristics of Both Liabilities and Equity. The statement establishes standards for how an issuer classifies and measures certain financial instruments with both characteristics of liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Adoption of this standard was required for existing or new contracts for fiscal years beginning after December 15, 2003. The Company’s Class A preferred stock may be exchanged, at the Company’s option, for an equal amount of senior debt if the Company meets certain financial targets, as defined. As the Class A preferred stock is only redeemable upon the Company meeting certain financial targets, which have not been met as of June 19, 2004, and is redeemable at the option of the Company, no reclassification of the Class A preferred stock is required under SFAS No. 150.

Cautionary Statement Related to Forward-Looking Statements

The statements contained in the foregoing “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere which are not historical facts are forward-looking statements. These forward-looking statements include the estimated fiscal 2004 results described above and statements containing the words “believe”, “anticipate”, “expect”, and similar expressions. These forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those set forth in the forward-looking statements. These risks include the Company’s ability to refinance its debt as anticipated and the risk factors identified in the Company’s Annual Report on Form 10-K for fiscal 2003. There can be no assurance that any forward-looking statement will be realized or that actual results will not be significantly higher or lower than set forth in such forward-looking statement.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Raw materials used by the Company are subject to price volatility caused by weather, government farm programs, global supply and demand, and other unpredictable factors. To manage potential volatility in raw material prices, the Company from time to time enters into commodity future and option contracts, which are less than one year in duration. The Company’s Board-approved policy is to use such commodity derivative financial instruments only to the extent necessary to manage these raw material price exposures. The Company does not use these financial instruments for speculative purposes. These commodity instruments are marketable exchange traded contracts designated as hedges, and the changes in the market value of such contracts have a high correlation to the price changes of the hedged commodity. As of June 19, 2004, the Company had no open futures or options contracts.

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

There were no reports on Form 8-K filed by the Registrant during the quarter ended June 19, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, each Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TOM’S FOODS INC.

By /s/ Rolland G. Divin

Rolland G. Divin
President, Chief Executive Officer,
and Director (Principal Executive Officer)

Date: August 3, 2004

By /s/ Sharon M. Sanders

Sharon M. Sanders
Acting Chief Financial Officer

Date: August 3, 2004