Form 10-Q
period 2004-09-11
TOMS FOODS INC
filed 2004-10-26
CIK 1048339

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarter (twelve-weeks) ended September 11, 2004

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

Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days. Yes ☑ No [  ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). [  ] Yes ☑ No

TOM’S FOODS INC.

QUARTERLY REPORT ON FORM 10-Q
FOR THE TWELVE-WEEKS
ENDED SEPTEMBER 11, 2004

TOM’S FOODS INC.

CONDENSED BALANCE SHEETS
SEPTEMBER 11, 2004 AND JANUARY 3, 2004
(in thousands except share data)

	September 11, 2004	January 3, 2004
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$1,837	$1,444
Accounts and notes receivable, net of allowance for uncollectible of $935 and $906 at Sept. 11, 2004 and January 3, 2004, respectively	13,655	10,120
Inventories:
Raw materials	2,533	2,484
Packaging materials	2,379	1,518
Finished goods and work in progress	5,239	4,133
Litigation escrow deposit	1,563	0
Other current assets	3,802	3,504

Total current assets	31,008	23,203

Property, plant, and equipment:
Land and land improvements	5,705	5,702
Buildings	18,536	18,515
Machinery, equipment and vehicles	62,097	61,670
Vending and other distribution equipment	12,667	12,888
Furniture and fixtures	22,031	17,399
Construction in progress	2,972	8,075

Total property, plant, and equipment	124,008	124,249
Accumulated depreciation	(78,499)	(76,386)

Net property, plant, and equipment	45,509	47,863

Noncurrent accounts and notes receivable, net of allowance for uncollectible of $195 and $213 at Sept. 11, 2004 and January 3, 2004, respectively	196	312
Litigation escrow deposit	0	1,563
Deferred financing costs, net	118	477
Intangible assets, net	18,827	19,312
Goodwill	801	790

Total assets	$96,459	$93,520

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Revolving debt	$6,093	$96
Accounts payable	10,857	9,700
Accrued liabilities	6,871	8,131
Current portion of other debt obligations	60,217	60,268

Total current liabilities	84,038	78,195

Long term debt obligations	120	271
Other long term obligations	37	37
Accrued pension cost	15,118	15,242

Total liabilities	99,313	93,745

Exchangeable portion of Preferred Stock, $.01 par value, Class A, 7,000 shares authorized, 7,000 shares issued and outstanding at Sept. 11, 2004 and January 3, 2004	10,000	10,000
Shareholders’ Deficit:
Common stock, $0.01 par value; 10,000 shares authorized, 5,000 shares issued and outstanding at Sept. 11, 2004 and January 3, 2004	0	0
Nonexchangeable portion of Preferred Stock, $.01 par value, Class A, 7,000 shares authorized, 7,000 shares issued and outstanding at Sept. 11, 2004 and January 3, 2004	4,193	3,158
Preferred Stock, $.01 par value, Class B, 21,737 shares authorized, 21,737 shares issued and outstanding at Sept. 11, 2004 and January 3, 2004	41,289	38,545
Additional paid-in capital	43,725	43,725
Accumulated other comprehensive loss	(7,542)	(7,542)
Accumulated deficit	(94,519)	(88,111)

Total shareholders’ deficit	(12,854)	(10,225)

Total liabilities and shareholders’ deficit	$96,459	$93,520

See notes to interim condensed financial statements

TOM’S FOODS INC.

CONDENSED STATEMENTS OF OPERATIONS
FOR THE TWELVE AND THIRTY-SIX WEEKS ENDED
SEPTEMBER 11, 2004 AND SEPTEMBER 6, 2003
(in thousands)

	Twelve Weeks Ended		Thirty-Six Weeks Ended
	Sept. 11, 2004	Sept. 6, 2003	Sept. 11, 2004	Sept. 6, 2003
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Net sales	$44,465	$44,330	$130,301	$137,648
Cost of goods sold	(28,077)	(27,131)	(81,301)	(85,619)

Gross profit	16,388	17,199	49,000	52,029
Expenses and other income:
Selling and administrative expenses	(15,259)	(16,024)	(46,553)	(49,650)
Amortization of intangible assets	(164)	(164)	(491)	(489)
Other operating income, net	114	278	414	623

Income from operations	1,079	1,289	2,370	2,513
Interest expense, net	(1,687)	(1,649)	(4,922)	(4,897)

Income (loss) before income taxes	(608)	(360)	(2,552)	(2,384)
Provision for income taxes	(25)	(31)	(77)	(93)

Net Income (loss)	$(633)	$(391)	$(2,629)	$(2,477)

See notes to interim condensed financial statements

TOM’S FOODS INC.

CONDENSED STATEMENTS OF CASH FLOWS
FOR THE THIRTY-SIX WEEKS ENDED
SEPTEMBER 11, 2004 AND SEPTEMBER 6, 2003
( in thousands )

	Thirty-Six Weeks Ended
	Sept. 11, 2004	Sept. 6, 2003
	(unaudited)	(unaudited)
Cash flows from operating activities:
Net loss	$(2,629)	$(2,477)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	5,102	5,620
Amortization of intangible assets	491	489
Amortization of deferred debt issuance cost	359	364
Deferred income taxes	78	93
(Gain) loss on disposal of property, plant, and equipment	(15)	(3)
Changes in operating assets and liabilities:
Accounts and notes receivable, net	(3,431)	(1,917)
Inventories	(2,016)	771
Other assets	(298)	(111)
Accounts payable	1,157	(2,955)
Other liabilities	(1,339)	(1,623)
Accrued pension cost	(124)	482

Total adjustments	(36)	1,210

Net cash used in operating activities	(2,665)	(1,267)

Cash flows from investing activities:
Additions to property, plant, and equipment	(2,921)	(2,915)
Proceeds from disposal of property, plant, and equipment	182	30

Net cash used in investing activities	(2,739)	(2,885)

Cash flows from financing activities:
Net borrowing from working capital revolving facility	5,998	5,689
Litigation escrow deposit	0	(1,563)
Payments of other long-term debt	(201)	(40)

Net cash provided by financing activities	5,797	4,086

Increase (decrease) in cash and cash equivalents	393	(66)
Cash and cash equivalents, beginning of period	1,444	1,856

Cash and cash equivalents, end of period	$1,837	$1,790

Interest paid during the period	$3,813	$3,829
Income taxes paid during the period	$63	$88

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

Going Concern

The Company’s credit facility (“Credit Facility”) becomes due on October 29, 2004. The Credit Facility is secured by all of the receivables and inventory of the Company. Outstanding principal of $60 million and accrued interest of $3.15 million under the Company’s 10.5% senior secured notes (the “Notes”) mature on November 1, 2004. The Notes are secured by the Company’s principal manufacturing facilities (including real property and equipment) and its intellectual property. The Company is currently in discussions with its Credit Facility lender for an extension of the term of the Credit Facility and with prospective lenders to refinance the Notes. There can be no assurance that the Company will be able to obtain an extension of the Credit Facility or refinance the Notes prior to their maturity.

In the event the Company fails to extend the maturity of the Credit Facility, (i) the Company will be in default under the Credit Facility and the Notes (pursuant to cross default provisions) and the Credit Facility lender and the holders of the Notes will be entitled to exercise their remedies under the term of the Credit Facility and the Notes and such lenders could attempt to foreclose on their respective collateral securing such indebtedness and (ii) even if such foreclosure does not occur, the Company’s ability to operate and obtain working capital necessary to operate its business would be materially adversely impacted. Under these circumstances, the Company would have difficulty maintaining existing relationships with its suppliers, who might stop providing supplies or services to the Company or provide or supply such services only on “cash on deliver” or other terms that would have an adverse impact on the Company’s cash flow and the Company may have to consider pursuing appropriate restructuring options.

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

Pension Plans

The Company’s pension costs are determined by using various assumptions and methodologies as prescribed by Statement of Financial Accounting Standards (“SFAS”) No. 87, “Employers’ Accounting for Pensions, SFAS No. 87”. These assumptions include discount rates, inflation, rate of compensation increases, expected return on plan assets, mortality rates and other factors. The Company believes that the assumptions utilized in recording the obligations under our plans are reasonable based on input from our outside actuary. SFAS No. 87 allows plan sponsors to look to rates of return on high-quality (Aa or higher) fixed income investments of similar duration in selecting a discount rate. Management, after consultation with the plan’s actuaries, determined that 6.25% was a reasonable rate for the evaluation of its obligation at January 3, 2004. Choosing a higher discount rate would decrease those pension obligations, while choosing a lower discount rate would increase those obligations. The Company recorded an additional minimum liability of $7,900,000 for the fiscal year ended December 28, 2002. For the year ended January 3, 2004, the Company recorded a reduction to other comprehensive income of $201,000 and a reduction in the intangible asset of $76,000. The Company contributed $293,000 to the pension plan in the third quarter and will contribute a remaining $674,000 in the fourth quarter.

Pension and other benefit costs for the periods ended September 11, 2004 and September 6, 2003 were as follows:

	Tom’s Foods Inc. Pension Plan
	Three Months Ended		Six Months Ended		Nine Months Ended
	June 19, 2004	June 14, 2003	June 19, 2004	June 14, 2003	Sept. 11, 2004	Sept. 6, 2003
Service Cost	$330,000	$289,000	$660,000	$578,000	$940,110	$866,364
Interest Cost	925,000	928,000	1,850,000	1,856,000	2,758,582	2,783,634
Expected Return on Assets	(1,020,000)	(1,060,000)	(2,040,000)	(2,119,000)	(3,049,219)	(3,178,518)
Amortizations
- Unrecognized transition obligation	0	0	0	0	0	0
- Prior service cost	20,000	17,000	40,000	34,000	52,487	52,488
- Actuarial loss	10,000	0	20,000	0	23,961	0

Net Periodic Pension Cost	$265,000	$174,000	$530,000	$349,000	$725,921	$523,968

	Tom’s Foods Inc. SERP
	Three Months Ended		Six Months Ended		Nine Months Ended
	June 19, 2004	June 14, 2003	June 19, 2004	June 14, 2003	Sept. 11, 2004	Sept. 6, 2003
Service Cost	$350	$323	$700	$646	$1,050	$969
Interest Cost	22,700	22,725	45,400	45,450	68,100	68,175
Expected Return on Assets	0	0	0	0	0	0
Amortizations
- Unrecognized transition obligation	0	0	0	0	0	0
- Prior service cost	1,550	1,550	3,100	3,100	4,650	4,650
- Actuarial loss	2,900	2,886	5,800	5,772	8,700	8,658

Net Periodic Pension Cost	$27,500	$27,484	$55,000	$54,968	$82,500	$82,452

Hedging Transactions

The Company has limited involvement with derivative financial instruments and does not use them for speculative purposes. The Company enters into various futures contracts and futures options to reduce the impact of volatility in raw material prices. Effective December 31, 2000, the Company adopted the Financial Accounting Standards Board’s (“FASB”) SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” subsequently amended by SFAS No. 138, “Accounting for Certain Derivative Instruments.” SFAS No. 133 and SFAS No. 138 require the Company to recognize all derivative instruments as assets or liabilities and to measure those instruments at fair value. Changes in the derivative fair values are deferred and recorded as a component of accumulated other comprehensive income until the hedged transactions occur and are recognized in earnings. Any ineffective portion of a hedging derivative’s change in fair value is immediately recognized in earnings. The Company formally documents all relationships between hedging instruments and hedged items as well as its risk management objectives and strategies for undertaking the hedge transactions. The Company links all hedges to forecast transactions and assesses, both at the inception of the hedge and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in cash flows of hedged items. Adoption of these Statements did not have a significant impact on the Company’s financial position and operating results. At September 11, 2004, the Company had no open futures or options contracts.

Displays

In the first quarter of 2003, the Company procured a large national account that required an investment in wire rack displays that was substantially larger than prior investments in a single retail account. The Company has been and is expected to continue to focus on marketing channels that require an investment in wire rack displays. Additionally, over a period of time, the Company had been refining tracking and reporting procedures to more precisely account for and track wire displays placed in service and to implement a change in management’s intention regarding the control and recovery of wire display racks placed in service. At the beginning of the fourth quarter (September 7, 2003), with the improved tracking and reporting procedures, and the increased attention to recovery and placement, wire display racks placed into service after September 7, 2003, were capitalized on the date of purchase and will be depreciated over a three year period. Prior to the fourth quarter of 2003, wire rack displays were expensed when they were placed into service. All wire rack displays purchased in the future will be capitalized and depreciated over three years. During the first three quarters of 2004, the Company capitalized $292,000 in wire rack displays.

Statement of Financial Accounting Standards No. 150

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments With Characteristics of Both Liabilities and Equity. The statement establishes standards for how an issuer classifies and measures certain financial instruments with both characteristics of liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Adoption of this standard was required for existing or new contracts for fiscal years beginning after December 15, 2003. The Company’s Class A preferred stock may be exchanged, at the Company’s option, for an equal amount of senior debt if the Company meets certain financial targets, as defined. As the Class A preferred stock is only redeemable upon the Company meeting certain financial targets, which have not been met as of September 11, 2004, and is redeemable at the option of the Company, no reclassification of the Class A preferred stock is required under SFAS No. 150.

Revolving Credit Facility

Borrowings under the $17 million revolving credit facility due in October 2004 were $6.1 million in the third quarter of 2004 compared to $5.7 million in the same period of 2003. Under the loan agreement, the revolving loan is based on 85% of all eligible accounts receivables, plus 65% of the value of eligible inventory, plus 10% of packaging materials, all as defined. The interest rate for the new revolving facility is the prime rate of interest or, at the Company’s option, LIBOR plus 2.0%. The average effective interest rate on the Company’s line of credit for the quarters ended September 11, 2004 and September 6, 2003 was 4.8% and 4.0%, respectively. The

Company’s revolving loan facility is secured by a first lien on and security interest in the inventory and receivables of the Company and certain related collateral.

Goodwill and Intangible Assets

The useful lives of amortizable intangible assets are evaluated periodically, and are subject to impairment reviews, to determine whether revision in carrying value is warranted. If cash flows related to a nonamortizable intangible are not expected to continue beyond the foreseeable future, a useful life would be assigned.

A summary of the changes to goodwill for the period from January 3, 2004 to June 19, 2004 is presented below (in thousands):

		Carrying
	Goodwill	Value
Balance at January 3, 2004	$790	$790
Add: Goodwill Acquired	11	11
Balance at September 11, 2004	$801	$801

Other intangible assets are subject to amortization with useful lives ranging up to 35 years. Intangible assets with indefinite lives are not amortized. The Company has reviewed the carrying value of these assets under the guidance of SFAS No. 144 and determined there was no impairment related to these balances. Intangible assets at January 3, 2004 and September 11, 2004 consist of the following (in thousands):

		Accumulated	Carrying
	Total	Amortization	Value
Balance January 3, 2004
Trademark	$4,803	$(1,121)	$3,682
Distribution System	22,432	(7,364)	15,068
Distribution System, intangible asset acquired	465	(24)	441
Unamortized prior service cost	121	—	121

	$27,821	$(8,509)	$19,312

		Accumulated	Carrying
	Total	Amortization	Value
Balance September 11, 2004
Trademark	$4,803	$(1,121)	$3,682
Distribution System	22,432	(7,843)	14,589
Distribution System, intangible asset acquired	471	(36)	435
Unamortized prior service cost	121	—	121

	$27,827	$(9,000)	$18,827

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

TWELVE-WEEKS ENDED SEPTEMBER 11, 2004
COMPARED TO TWELVE-WEEKS ENDED SEPTEMBER 6, 2003

Net Sales for the quarter ended September 11, 2004 were $44.4 million versus $44.3 million in the same quarter in 2003. Co-pack volume was higher in the quarter ended September 11, 2004 offset by declines in the branded sales compared to the same quarter in the prior year. Branded National Account volume (primarily convenience stores) was lower in the quarter ended September 11, 2004 than the same quarter in the prior year due to: the initiation of bankruptcy proceedings by several convenience store chains, lower in-store take off in convenience stores due to decreased disposable consumer income, higher gas prices, reduced travel and diminished convenience store cash flow due to decreased levels of higher margin sales (that are primarily generated from snacks, beverages, cigarettes sales, etc.). The impacts of the hurricanes forced store closings and Distributor and Company owned distribution route closings for an extended period of time due to store damage and electricity interruptions.

Gross Profit for the quarter ended September 11, 2004 was $16.4 million or a gross margin of 36.9%, compared to $17.2 million or a gross margin of 38.8% in the same quarter of 2003. The gross profit decrease was also impacted by reduced National Account volume, which primarily consists of higher gross profit chip products. With the continued increases in commodity and energy our costs increased which also adversely affected gross profit.

For the quarter ended September 11, 2004, selling and administrative expenses decreased $765,000 to $15.3 million from $16.0 million in the same quarter of 2003.

Other Income was $114,000 for the quarter ended September 11, 2004 compared to $278,000 for the corresponding period in 2003, due to reduced vendor commissions.

Interest expense, net of interest income was $1.7 million in the quarter ended September 11, 2004 compared to $1.6 million in the same period of 2003.

The provision for income taxes was $25,000 in the quarter ended September 11, 2004 compared to $31,000 for same quarter in 2003. The Company estimates that it will have no federal tax obligation for the fiscal year due to loss carryforwards from prior years.

The net loss for the quarter ended September 11, 2004 was $633,000 compared to a net loss of $391,000 for the same period of 2003.

EBITDA for the third quarter was $3.0 million compared to $3.1 million in the prior year.

THIRTY-SIX WEEKS ENDED SEPTEMBER 11, 2004
COMPARED TO THIRTY-SIX WEEKS ENDED SEPTEMBER 6, 2003

Net Sales for the thirty-six weeks ended September 11, 2004 were $130.3 million a decrease of $7.3 million versus the same period in 2003. Co-pack volume was substantially lower in the thirty-six weeks ended September 11, 2004 than the same period in the prior year due to lost run rate volume from 2003 discussed in earlier filings. Branded National Account volume (primarily convenience stores) was lower in the thirty-six weeks ended September 11, 2004 than the same period in the prior year due to: the initiation of bankruptcy proceedings by several convenience store chains, lower in-store take off in convenience stores due to decreased disposable consumer income, higher gas prices, reduced travel and diminished convenience store cash flow due to decreased levels of higher margin sales (that are primarily generated from snacks, beverages, cigarettes sales, etc.). The impacts of the hurricanes forced store closings and Distributor and Company owned distribution route closings for an extended period of time due to store damage and electricity interruptions.

Gross Profit for the thirty-six week period of 2004 was $49.0 million or a gross margin of 37.6%, compared to $52.0 million or a gross margin of 37.8% in the thirty-six weeks of 2003. With the continued increases in commodity and energy prices, our costs increased which also adversely affected gross profit.

For the thirty-six weeks in 2004, selling and administrative expenses decreased to $46.6 million from $49.7 million in the 2003 period a decrease of $2.3 million due in large part to continued cost controls, some of which are directly related to the reduced National Account volume.

Other Income was $414,000 for the thirty-six weeks of 2004 compared to $623,000 for the corresponding period in 2003 due to reduced vendor commissions.

Interest expense, net of interest income was $4.9 million in the thirty-six week period of both 2004 and 2003.

The provision for income taxes was $77,000 for the thirty-six weeks of 2004 compared to $93,000 for same period of 2003. The Company estimates that it will have no federal tax obligation for the fiscal year due to loss carryforwards from prior years.

The net loss for the thirty-six week period ended September 11, 2004 was $2.6 million, compared to a net loss of $2.5 million for the same period of 2003.

EBITDA for the thirty-six weeks was $8.0 million versus $8.6 million in the prior year due to the factors discussed above.

Revised Fiscal 2004 Forecast

Company is revising its previously reported estimates for fiscal 2004 EBITDA. Fiscal 2004 EBITDA is expected to be in a range of approximately $10 million to $10.5 million. In addition, fiscal 2004 operating cash flow after interest expense is estimated to be approximately $500,000. The Company had previously predicted that fiscal 2004 EBITDA would be in a range of approximately $14 million and $15 million and that operating cash flow after interest expense would be approximately $4 million. The Company’s operations for the full fiscal 2004 year will be adversely affected by a number of factors, including: (i) lower than expected sales volume resulting from the initiation of bankruptcy proceedings by certain convenience store chains and reduced convenience store sales due to higher gas prices and reduced travel, (ii) unexpected reduced volume under a co-packing agreement and (iii) the impact of hurricane forced store temporary closings and distributor and company-owned distribution route temporary closings. The Company is examining whether any of the losses resulting from the hurricanes are recoverable under insurance policies.

Continuation of Efforts to Refinance Indebtedness

The Company’s credit facility (“Credit Facility”) becomes due on October 29, 2004. The Credit Facility is secured by all of the receivables and inventory of the Company. Outstanding principal of $60 million and accrued interest of $3.15 million under the Company’s 10.5% senior secured notes (the “Notes”) mature on November 1, 2004. The Notes are secured by the Company’s principal manufacturing facilities (including real property and equipment) and its intellectual property. The Company is currently in discussions with its Credit Facility lender for an extension of the term of the Credit Facility and with prospective lenders to refinance the Notes. There can be no assurance that the Company will be able to obtain an extension of the Credit Facility or refinance the Notes prior to their maturity.

In the event the Company fails to extend the maturity of the Credit Facility, (i) the Company will be in default under the Credit Facility and the Notes (pursuant to cross default provisions) and the Credit Facility lender and the holders of the Notes will be entitled to exercise their remedies under the term of the Credit Facility and the Notes and such lenders could attempt to foreclose on their respective collateral securing such indebtedness and (ii) even if such foreclosure does not occur, the Company’s ability to operate and obtain working capital necessary to operate its business would be materially adversely impacted. Under these circumstances, the Company would have difficulty maintaining existing relationships with its suppliers, who might stop providing supplies or services to the Company or provide or supply such services only on “cash on deliver” or other terms that would have an adverse impact on the Company’s cash flow and the Company may have to consider pursuing appropriate restructuring options.

Cautionary Statement Related to Forward-Looking Statements

The statements contained in the foregoing “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere which are not historical facts are forward-looking statements. These forward-looking statements include the estimated fiscal 2004 results described above and statements containing the words “believe”, “anticipate”, “expect”, and similar expressions. These forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those set forth in the forward-looking statements. These risks include the Company’s ability to refinance its Credit facility and Notes as anticipated and the risk factors identified in the Company’s Annual Report on Form 10-K for fiscal 2003. There can be no assurance that any forward-looking statement will be realized or that actual results will not be significantly higher or lower than set forth in such forward-looking statement.

FINANCIAL CONDITION

Liquidity and Capital Resources

On October 14, 1997, the Company issued (the “Offering”) $60 million of its 10.5% Senior Secured Notes (the “Notes”) due November 1, 2004. The Notes are secured by a first lien on and security interest in all of the Company’s real properties, other than the Perry, FL and Knoxville, TN facilities and the Company’s equipment and intellectual property. The indenture governing the Notes has certain covenants including, without limitation, covenants limiting the incurrence of additional indebtedness, assets sales, investments, restricted payments and liens. In connection with the Offering, the Company incurred $3.5 million in fees and expenses, which were capitalized and are being amortized over the seven-year term of the Notes. As of September 11, 2004 the accumulated amortization of these costs equaled approximately $3.5 million. The Notes are due on November 1, 2004 and therefore, are classified as current liabilities on the June 19, 2004 balance sheets. The Notes became callable on November 1, 2003 and the Company is currently in discussions with lenders to refinance the Notes. If the refinancing is not completed, it may indicate that the Company will be unable to continue as a going concern and therefore may not be able to realize its assets and settles its liabilities in the normal course of business. Our auditors have included in their report for fiscal 2003 an explanatory paragraph expressing concern about our ability to continue as a going concern, if refinancing is not obtained. The Company is subject to various risks in connection with the operation of its businesses including among other things (i) changes in market and (ii) various competitive factors. The accompanying financial statements have been prepared assuming the Company will be able to continue as a going concern.

The Company currently has a $17 million credit facility due in October 29, 2004. The Company is in discussions with its credit facility lender to extend the credit facility. Additionally, the Company is in discussions with its owners to bridge the revolving credit facility in the event that the extension is not implemented. Under the credit facility, the revolving loan is based on 85% of all eligible accounts receivables, plus 65% of the value of eligible inventory, plus 10% of packaging materials, all as defined. The interest rate for the credit facility is the prime rate of interest or, at the Company’s option, LIBOR plus 2.0%. The average effective interest rate on the Company’s line of credit for the quarters ended September 11, 2004 and September 6, 2003 was 4.8% and 4.0% for each year, respectively. The credit facility requires the Company to maintain certain financial ratios relating to fixed charge coverage, working capital, and minimum borrowing availability, as defined. The Company’s credit facility is secured by a first lien on and security interest in the inventory and receivables of the Company and certain related collateral. The Company’s $17 million credit facility also includes letter-of-credit accommodations. As of September 11, 2004, the Company had an outstanding revolving loan balance of $6.1 million, letters of credit outstanding of $2.9 million and $4.2 million of borrowing availability.

In the event the Company fails to extend the maturity of the Credit Facility, (i) the Company will be in default under the Credit Facility and the Notes (pursuant to cross default provisions) and the Credit Facility lender and the holders of the Notes will be entitled to exercise their remedies under the term of the Credit Facility and the Notes and such lenders could attempt to foreclose on their respective collateral securing such indebtedness and (ii) even if such foreclosure does not occur, the Company’s ability to operate and obtain working capital necessary to operate its business would be materially adversely impacted. Under these circumstances, the Company would have difficulty maintaining existing relationships with its suppliers, who might stop providing supplies or services to the Company or provide or supply such services only on “cash on deliver” or other terms that would have an adverse impact on the Company’s cash flow and the Company may have to consider pursuing appropriate restructuring options.

The Company’s cash flow requirements are for working capital, capital expenditures and debt service. The Company met its liquidity needs through the third quarter of 2004 through internally generated funds and the credit facility.

Net cash used in operating activities was $2.7 million for the thirty-six week period ended September 11, 2004 versus $1.3 million during the same period in 2003. The Company contributed $586,000 to its pension plans during the thirty-six week period in 2004.

Net cash used in investing activities was $2.8 million in the thirty-six week period of 2004 compared to $2.9 million in 2003.

Net cash provided by financing activities was $5.8 million the thirty-six week period of 2004 versus $4.1 million in the same period of 2003. Credit facility borrowings were $6.1 million in the thirty-six week period of 2004 compared to $5.7 million in the same period of 2003.

Critical Accounting Policies

The Company has identified critical accounting policies utilized by management in the preparation of the Company's financial statements. A description of these critical accounting policies is included in the annual report on Form 10-K for the fiscal year ended January 3, 2004.

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

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments With Characteristics of Both Liabilities and Equity. The statement establishes standards for how an issuer classifies and measures certain financial instruments with both characteristics of liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Adoption of this standard was required for existing or new contracts for fiscal years beginning after December 15, 2003. The Company’s

Class A preferred stock may be exchanged, at the Company’s option, for an equal amount of senior debt if the Company meets certain financial targets, as defined. As the Class A preferred stock is only redeemable upon the Company meeting certain financial targets, which have not been met as of September 11, 2004, and is redeemable at the option of the Company, no reclassification of the Class A preferred stock is required under SFAS No. 150.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Raw materials used by the Company are subject to price volatility caused by weather, government farm programs, global supply and demand, and other unpredictable factors. To manage potential volatility in raw material prices, the Company from time to time enters into commodity future and option contracts, which are less than one year in duration. The Company’s Board-approved policy is to use such commodity derivative financial instruments only to the extent necessary to manage these raw material price exposures. The Company does not use these financial instruments for speculative purposes. These commodity instruments are marketable exchange traded contracts designated as hedges, and the changes in the market value of such contracts have a high correlation to the price changes of the hedged commodity. As of September 11, 2004, the Company had no open futures or options contracts.

ITEM 4. CONTROLS AND PROCEDURES

The Company’s Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation, as of the end of the period covered by this report, that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. There have been no changes in the Company’s internal controls or in other factors during the period covered by this Form 10-Q, that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

The Company is the defendant in a lawsuit filed in the Circuit Court in Alabama. The lawsuit alleged that the Company had interfered with the plaintiff’s purchase of vending machines from a former independent reseller of the Company and with plaintiff’s relations with its customers. On October 24, 2002, a jury returned a verdict in favor of the plaintiff, which, following post-trial motions, was reduced to $1,250,000 in total damages. In connection with the appeal of the $1.2 million verdict against the Company in the Circuit Court of Alabama, the Company deposited $1.6 million in cash to secure a bond posted in order to stay the execution of the verdict pending such appeal, which is recorded as the litigation escrow deposit under financing activities. On August 20, 2004, the Supreme Court of Alabama reversed the judgment and entered a judgment in favor of the Company. On September 14, 2004 the litigation escrow deposit was refunded.

ITEM 6. Exhibits and Reports on Form 8-K.

(a)	Exhibits.

Exhibit 31.1 — Section 302 Certification of the CEO

Exhibit 31.2 — Section 302 Certification of the CFO

Exhibit 32.1 — Section 906 Certification of the CEO

Exhibit 32.2 — Section 906 Certification of the CFO

(b)	Reports on Form 8-K.

Current report on Form 8-K was filed on October 19, 2004 regarding an update on Company projected financial results. (Furnished but not filed with the SEC) Current report on Form 8-K was filed on October 22, 2004 regarding an update on the Company’s credit facility. (Furnished but not filed with the SEC)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, each Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TOM’S FOODS INC.

By /s/ Rolland G. Divin

Rolland G. Divin
President, Chief Executive Officer,
and Director (Principal Executive Officer)

Date: October 26, 2004

By /s/ Sharon M. Sanders

Sharon M. Sanders
Acting Chief Financial Officer

Date: October 26, 2004